Form 10QSB
period 1999-06-30
NETIVATION COM INC
filed 1999-08-16
CIK 1054709

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                  FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                             FOR THE QUARTER ENDED

                                 JUNE 30, 1999

                        Commission file number 0-26337

                             NETIVATION.COM, INC.

       (Exact name of small business issuer as specified in its charter)

            Delaware                                         82-0514605
     (State or jurisdiction of                         (I. R. S. Employer
   incorporation or organization)                      Identification No.)

            806 West Clearwater Loop, Suite N, Post Falls, ID 83854
                                (208) 777-4203
       (Address and telephone number of principal executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter periods that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]            No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                                         Outstanding Shares
              CLASS                                     as of August 3, 1999
              -----                                    ----------------------
Common Stock, par value $01 per share                        8,615,055


 Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                             NETIVATION.COM, INC.

                                  FORM 10-QSB

                                 June 30, 1999

                               Table of Contents



                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Balance Sheets at June 30, 1999 and December 31, 1998

        Condensed Statements of Operations for the Three Month Periods and Six
         Month Periods Ended June 30, 1999 and June 30, 1998

        Condensed Statements of Cash Flows for the Six Month Periods Ended June
         30, 1999 and June 30, 1998

Item 2. Management's Discussion and Analysis or Plan of Operation


                           PART II OTHER INFORMATION

Item 2. Change in Securities and Use of Proceeds

                                   SIGNATURE

                                   EXHIBITS

Exhibit 27  Financial Data Schedule

                             NETIVATION.COM, INC.
                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


Condensed Balance Sheets
Dollars in thousands                                                              June 30              December 31
                                                                                   1999                   1998
                                                                           --------------------   --------------------
                                                                                 Unaudited
                                                                           --------------------
ASSETS
Current assets:
Cash and cash equivalents                                                               $22,591                $ 1,907
Short-term investments                                                                                             880
Subscription receivable for preferred stock                                                                      1,183
Accounts receivable                                                                          86
Prepaid & other                                                                             573                     35
                                                                           --------------------    -------------------
     Total current assets                                                                23,250                  4,005
                                                                                        -------                -------

Equipment and furniture, net                                                                224                     94
                                                                                        -------                -------

Intangible assets, net                                                                    3,624
Deposits                                                                                     12
                                                                           --------------------    -------------------
     Total assets                                                                       $27,110                $ 4,099
                                                                                        =======                =======

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                        $   891                $   172
Accrued compensation                                                                         49                    163
Accrued expenses                                                                            873                     28
Deferred revenue                                                                             39
Convertible note payable to stockholder, net                                                                       501
Advances from stockholders                                                                                          95
                                                                           --------------------    -------------------
Total current liabilities                                                                 1,852                    959
                                                                                        -------                -------

Mandatorily redeemable common stock option                                                                         391
Other long-term liabilities                                                                  14                     24
                                                                           --------------------    -------------------
     Total liabilities                                                                    1,866                  1,374
                                                                                        -------                -------

Stockholders' equity:
8% Convertible preferred stock                                                                                   3,317
Subscription receivable                                                                                          1,183
Common stock and additional paid in capital                                              31,145                    628
Retained earnings (deficit)                                                              (5,901)                (2,403)
                                                                           --------------------    -------------------
     Total stockholders' equity                                                          25,244                  2,725
                                                                                        -------                -------

     Total liabilities & stockholders' equity                                           $27,110                $ 4,099
                                                                                        =======                =======

See notes to Financial Statements

Condensed Statements of Operations
Dollars in thousands, except per
 share data
                                           Three Month            Six Month          Three Month       Six Month
                                           Period Ended         Period Ended         Period Ended     Period Ended
                                          June 30, 1999         June 30, 1999       June 30, 1998       June 30,
                                       --------------------  -------------------  ------------------      1998
                                            Unaudited             Unaudited           Unaudited       -----------
                                       --------------------  -------------------  ------------------   Unaudited
                                                                                                      -----------

Revenues                                        $       48           $      129          $        0    $        0

Cost of revenues                                        21                   21
                                         -----------------     ----------------     ---------------   -----------
Gross profit                                            27                  108                   0             0
                                         -----------------     ----------------     ---------------   -----------

Operating expense:
Sales & marketing                                      357                  780                 128           206
General & administrative                               417                  664                 190           290
Product development                                    368                  691                  53            65
Stock compensation                                     201                1,232
Amortization of goodwill                                23                   23
                                         -----------------     ----------------     ---------------   -----------

Total operating expenses                             1,366                3,390                 371           561
                                                ----------           ----------          ----------    ----------

Loss from operations                                (1,339)              (3,282)               (371)         (561)

Interest-net                                           (10)                   3                  51            57
                                         -----------------     ----------------     ---------------   -----------
Loss before income taxes                            (1,329)              (3,285)               (422)         (618)

Provision for income taxes                               0                    0                   0             0
                                         -----------------     ----------------     ---------------   -----------
Net loss                                            (1,329)              (3,285)               (422)         (618)
Preferred stock dividend                                99                  209
                                         -----------------     ----------------     ---------------   -----------
Net loss available to common stock                 ($1,428)             ($3,494)              ($422)        ($618)
                                                ==========           ==========          ==========    ==========

Historical weighted average shares
 outstanding used to
 Compute basic loss per share                    3,964,058            3,732,105           3,460,770     3,380,162
                                                ==========           ==========          ==========    ==========

Basic loss per share                                ($0.36)              ($0.94)             ($0.12)       ($0.18)
                                                ==========           ==========          ==========    ==========

See notes to Financial Statements


Condensed Statements of Cash Flows
Dollars in thousands                                       Six Months                         Six Months
                                                             Ended                               Ended
                                                         June 30, 1999                       June 30, 1998
                                                  ----------------------------  --------------------------------------
                                                           Unaudited                           Unaudited
                                                  ----------------------------  --------------------------------------
Cash flows from operating activities:
Net (loss)                                                            ($3,285)                                   ($618)
Adjustments to reconcile net loss to net cash
 used by operating activities:
Depreciation                                                               28                                        4
Amortization of goodwill                                                   23
Amortization of debt discount                                              49                                       48
Expense associated with issuance of stock options                       1,335

Changes in assets and liabilities:
Accounts receivable                                                       (48)                                      (2)
Prepaid expenses                                                         (538)                                     (42)
Intangible assets                                                      (3,659)
Deposits                                                                  (12)
Accounts payable                                                          626                                        8
Accrued compensation                                                     (127)                                      19

Accrued expenses                                                          829                                        2
Deferred revenue                                                           39
Dividend payable                                                         (209)
                                                   --------------------------        ---------------------------------
Net cash used by operating activities                                  (4,949)                                    (581)
                                                                     --------                                   ------


Cash flows from investing activities:
Purchase of equipment and furniture                                      (127)                                     (61)
                                                   --------------------------        ---------------------------------
Net cash flows from investing activities                                 (127)                                     (61)
                                                                     --------                                   ------


Cash flows from financing activities:
Proceeds from lease financing                                                                                       16
Proceeds from 8% convertible note payable to                                                                       550
 stockholder
Issuance of common stock for cash                                                                                  126
Proceeds from loan from related party notes                                                                          9
Proceeds for short-term investments                                       880
Proceeds from sale of 8% preferred stock                                1,582
Proceeds from sale of common stock, net of                             20,808
 offering cost
Issuance of shares in connection with                                   3,193
 acquisitions
Repayment of 8% convertible note payable                                 (550)
Repayment of advances from shareholders                                   (95)
Repurchase of preferred shares                                           (112)
Repayment of other long-term liabilities                                  (10)
                                                    -------------------------        ---------------------------------
Net cash provided by financing activities                              25,696                                      701
                                                                     --------                                   ------

Net increase in cash and equivalents                                   20,620                                       59
Cash and cash equivalents at beginning of period                        1,971                                       46
                                                   --------------------------         --------------------------------
Cash and cash equivalents at end of period                           $ 22,591                                   $  105
                                                                     ========                                   ======

See notes to Financial Statements

                             NETIVATION.COM, INC.

                         Notes to Financial Statements

                                 June 30, 1999


Note 1 - Netivation.com, Inc. and Basis of Presentation

Description of Netivation.com, Inc.

Netivation.com, Inc.("Netivation") develops and operates topic specific Internet communities designed to permit persons sharing a common interest to access our suite of services and the resources of the Internet. We currently operate two communities, Votenet, a public policy and political site and Medinex, a healthcare focused site .

On June 23, 1999, Netivation completed its initial public offering ("IPO") of 2,500,000 shares of its common stock at $10.00 per share. Aggregate net proceeds to Netivation were approximately $20,808,000 (less underwriters' commission and offering expenses totalling approximately $4,200,000). As of the closing date of the IPO, all of the convertible preferred stock outstanding was converted into 2,280,000 shares of common stock. Simultaneous with the effectiveness of the IPO Netivation completed the acquisitions of Interlink Services, Inc. and The Online Medical Bookstore, Inc. with the payment of $175,000 cash and the issuance of 319,286 shares of common stock.

The accompanying unaudited concensed statements as of June 30, 1999 and for the three month and six month periods ended June 30, 1999 and June 30, 1998, included in this report, have been prepared by Netivation, pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the results of Netivation's operations and its cash flows for the three month and six month periods ended June 30, 1999 and June 30, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. Netivation believes that the results of operations for the three months ended June 30, 1999, are not necessarily indicative of the results to be expected for any future period.

Computation of Historical and Pro Forma Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants, as well as the incremental common shares issuable upon the conversion of the convertible preferred stock (using the if-converted method). Common equivalent shares are excluded from the calculation if their effect was anti-dilutive. Pursuant to SEC Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued for nominal consideration, prior to the anticipated effective date of an IPO, are required to be included in the calculation of basic and diluted net loss per share as if they were outstanding for all periods presented. To date, Netivation has not had any issuances or grants for nominal consideration.

Pro forma net loss per share was computed using the weighted average number of shares of common stock outstanding, including common equivalent shares from the convertible preferred stock (using the if-converted method), which automatically converted into common stock upon the completion of the IPO as if converted at the original date of issuance, for both basic and diluted net loss per share, even though inclusion is anti-dilutive.

The following table sets forth the computation of loss per share:

Dollars in thousands, except per share data            Three Months Ended                         Year To Date
                                                         June 30, 1999                           June 30, 1999
                                             --------------------------------------  -------------------------------------
Basic and diluted net loss per share
Numerator: Net loss available to common                                    ($1,428)                                ($3,494)
 stock
Denominator:
Weighted average shares outstanding basic                                3,964,058                               3,732,105
 and diluted
Basic and diluted net loss per share                                        ($0.36)                                 ($0.94)

Pro forma net loss per share
Numerator: Net loss available to common                                    ($1,428)                                ($3,494)
 stock
Denominator:
Weighted average shares outstanding basic                                6,043,619                               5,798,404
 and diluted
Pro forma basic and diluted net loss per                                    ($0.24)                                 ($0.60)
 share

Note 2. Investments

Netivation principally invests its excess cash in debt instruments of the United States Government and its agencies. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents and those instruments with original maturaties greater than three months and current maturaties less than twelve months from the balance sheet date are considered short-term investments.

Note 3. Acquisitions

Netivation completed two acquisitions for the three months ended June 30, 1999. The acquisitions of Interlink Services, Inc., a web site design and hosting services company and The Online Medical Bookstore, Inc., a discount medical book and medical supply e-commerce company on June 22,1999. Netivation paid aggregate cash consideration for the acquisitions of $300,000 and 319,286 shares of its common stock. Both subsidiaries are wholly-owned subsidiaries of Netivation. The revenues from these subsidiaries amounted to $24,000, for the seven days from the acquisition date through the end of the quarter.

Note 4. Subsequent Events

On July 28, 1999, Netivation signed a Letter of Intent to acquire Net.Capitol, Inc. The parties are negotiating the terms of the definitive agreement and expect to sign the definitive agreement prior to the end of August 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Except for the, historical financial information, this report contains forward looking statements that involve risks and uncertainties. These forward looking statements will likely be impacted by factors outside Netivation's control and may differ materially from actual future events or results. There are a number of important factors that could cause actual results to differ materially from those anticipated by any forward looking information. A description of risks and uncertainties relating to Netivation and its industry along with other factors which could affect Netivation's financial results are included in Netivation's SB-2 filing.

OVERVIEW

We have yet to achieve significant revenue and our ability to generate significant revenue is uncertain. In view of the rapidly evolving nature of our business and our very limited operating history, we have little experience forecasting our revenues. We believe that period to period comparisons of our financial results are not necessarily meaningful and you should not rely upon them as an indication of our future performance.

To date, we have incurred substantial costs to create, introduce and enhance our products and services, to develop content, to build brand awareness and to grow our business. As a result, we have incurred operating losses in each fiscal quarter since inception. We expect operating losses and negative cash flows to continue for the foreseeable future as we intend to significantly increase our operating expenses to grow our business. We may incur additional costs and expenses related to content creation, technology, marketing or acquisitions of businesses and technologies to respond to changes in our rapidly changing industry. These costs could have an adverse effect on our future financial condition or operating results.

Revenues and expenses from our newly acquired subsidiaries, Interlink Services, Inc. and The Online Medical Bookstore, Inc. included in this quarter amounted to seven days of revenue and operating expenses. As a result of these acquisitions we expect our revenues and operating expenses to increase. We also, anticipate we will incur significant non-cash charges, due to the amortization of intangible assets associated with these acquisitions. We expect this amortization expense to be approximately $1,200,000 on an annual basis for the next three years.

On July 28, 1999, Netivation signed a Letter of Intent to acquire Net.Capitol, Inc., a developer of Internet-based products and services for public affairs and political organizations. Management believes the Netivation.com-Net.Capitol team will offer a comprehensive suite of Internet-based tools for politics and increase the value of our products to our customers.

RESULTS OF OPERATIONS

Net Revenues

We commenced selling advertising and sponsorships in January 1999. We did not recognize any revenues from inception through December 31, 1998 and we have generated minimal revenues since January 1, 1999. Revenues were $48,000 for the second quarter of 1999. Revenues for the first half of 1999 were $129,000. Barter transactions, in which Netivation received advertising in exchange for advertising on its web sites accounted for approximately $16,000 of total revenues for the three months ended June 30, 1999, this compares to $81,000 of total revenues for the first quarter of 1999. We expect barter revenues to decrease as product-based revenues increase in future quarters. With the addition of Interlink Services, Inc. and The Online Medical Bookstore, Inc. as well as the release of the physicians office management software system and a greater awareness in the market of our other products, we expect subsequent quarters will reflect an increase in revenues. As of June 30, 1999, we had deferred revenues of $39,000.

We expect that advertising, sponsorship and e-commerce revenues will account for a substantial portion of revenues in the foreseeable future. To increase revenues in 1999, management will continue to broaden the scope of Netivation's products and its business opportunities through the development and introduction of Netivation's first user product, a physicians office management software system, management anticipates the first version of this software system to be released in the third quarter of 1999.

Cost of Revenues

Cost of revenues of $21,000 for the three month period ended June 30, 1999 is primarily the cost of books sold over the Internet by The Online Medical Bookstore, Inc. and costs associated with web development. The cost of revenues will likely consist primarily of expenses related to the maintenance and technical support of our network, the costs of web site development and the direct costs of products sold. In addition, when the physicians office management software system is introduced we will need to add a customer service and support group.

Operating Expenses

In the second quarter of 1999 operating expenses increased by 268% to $1,366,000 compared to $371,000 in the same period of 1998. For the six month period ended June 30, 1999, total operating expenses increased by 604% to $3,390,000 compared to $561,000 in the same period of 1998.

Product development expenses increased 693% to $368,000 for the quarter ended June 30, 1999, compared to $53,000 reported for the same quarter in 1998. The product development expenses for the quarter ended June 30, 1999, represented approximately 27% of Netivation's total operating expenses. For the six month period ended June 30, 1999, Netivation's total research and development expenses increased approximately 1069% to $691,000 from $65,000 reported for the same period in 1998 and represented 20% of Netivation's total operating expenses. The increase in research and product development expenses is attributable to Netivation's development efforts relating to the physicians office management software system. We intend to increase the dollar level of future product development expenditures to further enhance Netivation's product lines.

Increases in Netivation's sales and marketing expenses are primarily a result of
increased   compensation for our sales force and additional advertising expenses. Sales and marketing costs were $357,000 for the three months ended June 30, 1999, and $128,000 for the three months ended June 30, 1998. This is an increase of $229,000 or 179%. As a percentage of total operating expenses, sales and marketing expenses were 26% for the three month period ended June 30, 1999 and 34% for the three month period ended June 30, 1998. We anticipate that sales and marketing expenses will increase in future periods as we continue to pursue an aggressive building strategy through advertising and expanding our sales organization.

General and administrative expenses primarily consist of compensation for administrative and finance personnel, professional fees and occupancy costs. General and administrative costs were $417,000 for the three months ended June 30, 1999 and $190,000 for the three months ended June 30, 1998, an increase of $227,000. As a percentage of total operating expenses general and administrative costs were 31% for the three month period ended June 30, 1999 and 51% for the three month period ended June 30, 1998. General and administrative expenses increased due to increased head count, occupancy, legal and consulting expenses. We also hired additional personnel and incurred additional costs related to our IPO. These costs included travel expenses, directors and officers liability insurance and professional fees. We believe that the level of general and administrative expense will increase in future periods as a result of an increase in personnel to support Netivation's anticipated additional revenues and increased fees for professional services.

STOCK COMPENSATION

Stock compensation relates to noncash charges incurred in connection with certain stock option grants with exercise prices below the fair market value of the common stock. During 1999, we recognized significant noncash charges related to stock option grants to Netivation employees, consultants and directors. For the quarter ended June 30, 1999, we recorded $201,000 in noncash charges and for the six month period ended June 30, 1999, we recorded $1,232,000 in noncash charges. Approximately $1,562,000 was charged to earnings as a result of our issuing a stock option during 1999 and 1998 with a mandatory buyback provision. As a public company, we will not incur any additional charges for the above-mentioned stock option as the buyback provision has expired.

INTEREST INCOME (EXPENSE)

Interest income of $10,000 for the three months ended June 30, 1999, resulted from interest income on the proceeds from the sale of Netivation's preferred stock. Interest expenses of $51,000 for the three month period ended June 30, 1998, resulted from the borrowings on a convertible note payable to a stockholder.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, Netivation's primary source of liquidity consisted of cash and cash equivalents that are highly liquid so such funds are readily available for operating purposes. On June 23, 1999, Netivation completed its IPO of 2,500,000 shares of common stock, resulting in net proceeds of $20,808,000. As of June 30, 1999, Netivation had cash and cash equivalents totaling $22,591,000 compared to $105,000 as of June 30, 1998.

We have several capital leases with a financial institution for computer and communications equipment which expire in the year 2000. We are required to make total payments on these capital leases of approximately $14,000. Additionally, we have an insurance premium financing agreement for liability insurance for our directors and officers. Under the terms of this agreement the interest rate is 7% and we are required to make total monthly payments of approximately $45,000.

For the three months ended June 30, 1999, cash used in operating activities was $3,572,000 and for the six month period ended June 30, 1999, it was $4,949,000. Cash used in operating activities consisted mostly of net operating losses.

Net cash used in investing activities was $62,000 for the three months ended June 30,1999 and $127,000 for the six month period ended June 30, 1999. Our investing activities were mainly for the purchase of additional computer equipment for the additional personnel.

For the three month period ended June 30, 1999, cash provided by financing activities of $23,887,000 was primarily due to our IPO which raised net proceeds of $20,808,000. For the six month period ended June 30, 1999, the cash provided by financing activities was $25,696,000.

Netivation estimates that its current cash balance and the cash to be generated from revenues will be sufficient to fund its operations working capital, capital
expenditures and business growth   through the year 2000. At its current stage
of business development, Netivation's quarterly revenues and results of operations may be materially affected by, among other factors, development and introduction of products, time to market, market acceptance, demand for Netivation's products, the affects of competition and general economic conditions. As a result, there can be no assurance that Netivation will be sufficiently funded beyond 2000.

Year 2000

Netivation is aware of the Year 2000 issue. During 1999, Netivation performed an internal analysis of its primary software product and assessed the readiness of its other products, its internal computer systems, as well third party equipment and software for handling Year 2000 issues. Netivation believes that its current products are currently Year 2000 compliant. Netivation expects to be able to successfully address and implement any necessary changes to ensure Year 2000 compliance. Netivation's management team believes that the impact of the Year 2000 on its computer systems will not result in material costs to Netivation.

The main risk to Netivation with respect to the Year 2000 is the failure of major vendors and infrastructure providers, to be Year 2000 compliant. Year 2000 failure by third parties could result in delays or inability to communicate with customers or suppliers and an overall inability to conduct business. Netivation cannot estimate the financial impact of any failure to be Year 2000 compliant by such third party vendors and service providers.

In an effort to determine third parties' Year 2000 readiness, management has sent correspondence to its outside vendors and third party suppliers to inquire about the Year 2000 readiness of their products or services. Netivation has received returned correspondence from the outside vendors and third party suppliers, and to the extent that such vendors and suppliers can ensure Year 2000 compliance, Netivation anticipates the continued use and dependence on such suppliers. However, there can be no assurance that these suppliers will be able to become Year 2000 compliant. The lack of Year 2000 readiness by outside vendors and third party suppliers could have an adverse effect on Netivation.

Netivation does not have a contingency plan for Year 2000 compliance because it does not anticipate that it will fail to be Year 2000 compliant, particularly in relation to those systems, software programs, and hardware that are under its control. However, there can be no assurances that all measures being taken to avoid Year 2000 problems will be effective and as such, unforeseen issues could arise that would have a material adverse effect upon Netivation's business, operating results and financial condition.


                                    PART II

                               OTHER INFORMATION


Item 2.    CHANGE IN SECURITIES AND USE OF PROCEEDS

On June 22, 1999, the Company's Registration Statement on Form SB-2 covering the offering of 2,500,000 shares of the Company's Common Stock, Commission file number 333-74569 was declared effective. The offering commenced on June 23, 1999, managed by EBI Securities Corporation and Millennium Financial Group, Inc. The total price to the public for the shares offered and sold by the Company was $25,000,000.

The amount of expenses incurred by the Company in connection with the offering are as follows:

Underwriting discounts and commissions                  $2,625,000
Finders fees
Expenses paid to or for the Underwriter                    136,000
Other expenses                                           1,431,000
                                                        ----------
Total expenses                                          $4,192,000

All of the foregoing expenses were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten percent (10%) or more of the Company's common stock; or (iii) affiliates of the Company.

The net proceeds of the offering to the Company (after deducting the Underwriter's discounts and commissions) was $22,460,000. From the settlement date, the net proceeds have been used in the following manner:

Investments in debt instruments of the United States Government and its agencies: $22,460,000.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 1999                       Netivation.com, Inc.
                                                 (Registrant)

                                          /s/ Anthony J. Paquin
                                          --------------------------------------
                                          Anthony J. Paquin
                                          President and Chief Executive Officer