Form 10QSB
period 1999-09-30
NETIVATION COM INC
filed 1999-11-15
CIK 1054709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                                    Outstanding Shares
                 CLASS                             as of November 10, 1999
                 -----                             -----------------------
   Common Stock, par value $.01 per share                 9,196,305



    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              NETIVATION.COM, INC.

                                   FORM 10-QSB

                               September 30, 1999


                                Table of Contents


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets at September 30, 1999 and December 31, 1998.

         Condensed Statements of Operations for the Three Month Periods and Nine Month Periods Ended September 30, 1999 and 1998.

         Condensed Statements of Cash Flows for the Nine Month Periods Ended September 30, 1999 and 1998.

Item 2.  Management's Discussion and Analysis or Plan of Operation

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

Item 2.  Change in Securities and Use of Proceeds

                                    SIGNATURE

                                    EXHIBITS

Exhibit 2 Agreement and Plan of Merger and Reorganization dated September 17, 1999 among Netivation.com, Inc., Netivation.com Merger Two Corp., MEDMarket, Inc. and Selling Shareholders of MEDMarket, Inc.
              EXHIBITS:
              Exhibit A    -   Selling Stockholders
              Exhibit B    -   Certain Definitions
              Exhibit C    -   Director and Officer of Surviving Corporation
              Exhibit D    -   Allocation of Merger Consideration
              Exhibit E    -   Form of Legal Opinion
              Exhibit F    -   Form of Employment and Noncompetition Agreement
              Exhibit G    -   Form of Escrow Agreement

              SCHEDULES:
              SCHEDULE 2.6 -   Liabilities
              SCHEDULE 2.7 -   Agreements; Action
              SCHEDULE 2.8 -   Obligations to Related Parties
              SCHEDULE 2.9 -   Absence of Changes
              SCHEDULE 2.10 -  Title to Properties and Assets; Liens, Etc.
              SCHEDULE 2.15 -  Employees

Exhibit 27    Financial Data Schedule
                              NETIVATION.COM, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


Condensed Balance Sheets
Dollars in thousands                                    September 30, 1999      December 31, 1998
                                                            Unaudited
                                                        ------------------      -----------------
                          ASSETS
Current assets:
         Cash & cash equivalents                              $19,634                $ 1,907
         Short-term investments                                                          880
         Subscription receivable for preferred stock                                   1,183
         Accounts receivable                                      113
         Prepaids & other                                         504                     35
                                                              -------                -------
                  Total current assets                         20,251                  4,005

Other assets:
         Equipment & furniture, net                               473                     94
         Intangible assets, net                                 3,320
         Long-term investments                                    525
         Deposits                                                  12
                                                              -------                -------
              Total assets                                    $24,581                $ 4,099
                                                              =======                =======


LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                     $   820                $   172
         Accrued compensation                                     125                    163
         Accrued expenses                                         180                     28
         Deferred revenue                                          61
         Convertible note payable to stockholder, net                                    501
         Advances from stockholders                                                       95
                                                              -------                -------
                  Total current liabilities                     1,186                    959

         Mandatorily redeemable common stock option                                      391
         Other long-term liabilities                                7                     24
                                                              -------                -------
              Total liabilities                                 1,193                  1,374
                                                              -------                -------

Stockholders' equity:
         8% Convertible preferred stock                                  3,317
         Subscription receivable                                         1,183
         Common stock & additional paid in capital        31,136           628
         Retained earnings (deficit)                      (7,748)       (2,403)
                                                        --------      --------
              Total stockholders' equity                  23,388         2,725
                                                        --------      --------

     Total liabilities & stockholders' equity           $ 24,581      $  4,099
                                                        ========      ========

See notes to Financial Statements



Condensed Statement of Operations
Dollars in thousands, except per share
data

                                     Three Month      Nine Month      Three Month     Nine Month
                                     Period Ended    Period Ended    Period Ended    Period Ended
                                    Sept. 30, 1999  Sept. 30, 1999  Sept. 30, 1998  Sept. 30, 1998
                                      Unaudited        Unaudited       Unaudited       Unaudited
                                      -----------     -----------     -----------     -----------
Revenues                              $       434     $       563     $         0     $         0
Cost of revenues                              349             369               0               0
                                      -----------     -----------     -----------     -----------
Gross profit                                   85             194               0               0

Operating expense:
         Sales & marketing                    706           1,486             125             331
         General & administrative             843           1,511             187             477
         Product development                  231             922             125             190
         Stock compensation                                 1,232
         Amortization of goodwill             304             331
                                      -----------     -----------     -----------     -----------
         Total operating expenses           2,084           5,482             437             998

Loss from operations                       (1,999)         (5,288)           (437)           (998)

Interest-net                                  154             158               0             (57)
                                      -----------     -----------     -----------     -----------
Loss before income taxes                   (1,845)         (5,130)           (437)         (1,055)

Provision for income taxes                      0               0               0               0
                                      -----------     -----------     -----------     -----------
Net loss                                   (1,845)         (5,130)           (437)         (1,055)
Preferred stock dividend                        0            (209)              0               0
                                      -----------     -----------     -----------     -----------
Net loss available to
common stock                          ($    1,845)    ($    5,339)    ($      437)    ($    1,055)
                                      ===========     ===========     ===========     ===========


Historical weighted average shares
outstanding used to
compute loss per share                  8,615,055       5,377,642       3,472,455       3,411,265
                                      ===========     ===========     ===========     ===========

Basic loss per share                       ($0.21)         ($0.99)         ($0.13)         ($0.31)
                                      ===========     ===========     ===========     ===========

See notes to Financial Statements

Condensed Statement of Cash Flows
Dollars in thousands                                Nine Months    Nine Months
                                                       Ended          Ended
                                                  Sept. 30, 1999  Sept. 30, 1998
                                                     Unaudited      Unaudited
                                                  --------------  --------------
Cash flows from operating activities:
         Net (loss)                                    ($ 5,130)    ($ 1,055)
Adjustments to reconcile net loss to net cash used
by operating activities:
         Depreciation                                        52           10
         Amortization of goodwill                           331
    Expense associated with issuance of stock options     1,338


Changes in assets and  liabilities:
         Accounts receivable                               (113)          (4)
         Prepaids/Other                                    (469)         270
         Deposits                                           (12)
         Accounts payable                                   525          121
         Other Current Liabilities                          175
         Long-Term Liabilities                             (518)          77
         Loans from Shareholders                                          76

                                                       --------     --------
Net cash used by operating activities                    (3,821)        (505)

Cash flows from investing activities:
         Purchase of equipment and furniture               (431)         (61)
         Investment in EBOnline                            (525)
         Acquisition of Businesses                         (300)

                                                       --------     --------
Net cash flows from investing activities                 (1,256)         (61)

Cash flows from financing activities:
         Proceeds from Britannia Holdings Loan                           550
         Equipment Loans and Leases                                       23
         Issuance of common stock for cash               20,808          126
         Proceeds for short-term investments                880
         Proceeds from sale of 8% preferred stock         1,582
         Repay advances from shareholders                   (95)
         Repurchase preferred shares                       (113)
         Payment of Interest on Convertible Note            (49)
         Payment of Preferred Dividends                    (209)
                                                                    --------

Net cash provided by financing activities                22,804          699

Net increase in cash and equivalents                     17,727          133
Cash and cash equivalents at beginning of period          1,907           46
                                                       --------     --------
Cash and cash equivalents at end of period             $ 19,634     $    179
                                                       --------     ========

See notes to Financial Statements

                              NETIVATION.COM, INC.

                          Notes to Financial Statements

                               September 30, 1999


Note 1 - Netivation.com, Inc. and Basis of Presentation

Description of Netivation.com, Inc.

Netivation.com, Inc. ("Netivation") develops and operates topic specific ("vertical") Internet portals designed to permit persons and businesses that share a common interest to access our suite of services, the resources of the Internet and e-commerce. We currently operate two Internet portals, Votenet, a public policy and political portal and Medinex, a healthcare focused portal.

On June 22, 1999, Netivation completed its initial public offering ("IPO") of 2,500,000 shares of its common stock at $10.00 per share. Aggregate net proceeds to Netivation were approximately $20.8 million (net of the underwriters' commission and offering expenses, totaling nearly $4.2 million). As of the closing date of the IPO, all of the convertible preferred stock outstanding was converted into 2,280,000 shares of common stock. Simultaneous with the effectiveness of the IPO, Netivation completed the acquisitions of Interlink Services, Inc. and The Online Medical Bookstore, Inc.

The accompanying unaudited condensed financial statements as of September 30, 1999 and for both the three month periods and nine month periods ended September 30, 1999 and September 30, 1998, included in this report, have been prepared by Netivation, pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the results of Netivation's operations for the three month periods and nine month periods and cash flows for the nine month periods ended September 30, 1999 and September 30, 1998.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. Netivation believes that the results of operations for the three months ended September 30, 1999, are not necessarily indicative of the results to be expected for any future period.

Computation of Historical Earnings Per Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and diluted common equivalent shares outstanding during the same period. For the three-month period and nine month periods ended September 30, 1999, basic and diluted shares outstanding are the same, as common equivalent shares are anti-dilutive.

The following table sets forth the computation of loss per share:


Dollars in thousands, except per share data             Three Months Ended      Year To Date
                                                        September 30, 1999   September 30, 1999
                                                       -------------------- --------------------

Basic and diluted net loss per share:
Numerator: Net loss available to common stock           ($1,845)             ($5,339)
Denominator:
Weighted average shares outstanding basic and diluted   8,615,055            5,377,642
Basic net loss per share                                ($0.21)              ($0.99)


Note 2.  Investments

Netivation principally invests its excess cash in debt instruments of the United States Government and its agencies. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents and those instruments with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments.

During the third quarter, Netivation invested $525,000 for 175,000 shares of EBonlineinc.com. Although EBonlineinc.com is a traded security (OTC: EBOL), these shares are part of a private placement and are under trading restrictions offered by the private placement exemption. Consequently, we have accounted for this as a long-term investment. Netivation believes this investment will provide a relationship with a financial site providing key services to businesses and may enhance our internal merger and acquisition strategy.

EBonlineinc.com provides an electronic forum whereby companies in various stages of capital requirements can come to obtain their needed resources. They offer members a place to buy and sell businesses as well as request and offer capital for business growth and expansion. EBonlineinc.com attracts investors, professionals and entrepreneurs looking to assist companies with their financial needs, including Debt Financing, Merger & Acquisitions services, Going Public, Bridge Loans, Private Placements, Mergers into Public Shells and Maintenance Services.

Note 3.  Subsequent Events

During the third quarter, Netivation signed six letters of intent with the companies discussed below and subsequently acquired four of those six companies to be wholly-owned subsidiaries of Netivation.

We acquired MEDMarket, Inc., politicallyblack.com, Inc., Raintree Communications Corporation, and Public Disclosure, Inc.

MEDMarket, Inc., is a Colorado corporation, which develops Internet e-commerce Web sites for medical manufacturer and supplier companies. MEDMarket was acquired for 100,000 shares of Netivation stock and $100,000. Netivation anticipates this acquisition will enhance its business-to-business e-commerce strategy in the healthcare marketplace.

Public Disclosure, Inc., Raintree Communications Corporation, and politicallyblack.com, Inc. are Internet political companies. Public Disclosure, Inc., provides FECInfo, a comprehensive web site of Federal Election Commission information on federal candidates and interest groups. Public Disclosure was acquired for 300,000 shares of Netivation stock and $190,000; Raintree Communications Corporation, provides automated voice and data services for grassroots lobbying. Raintree was acquired for 150,000 shares of Netivation stock and $100,000; and politicallyblack.com, is a leading political information center and news web site for the African American political community. Politicallyblack was acquired for 30,000 share of Netivation stock and $55,000. The completion of these acquisitions helps to strengthen Netivation's Votenet.com division and assists Netivation in its quest to become a leader in online politics.

Upon the completion of the four acquisitions, seven employees of the acquired companies were brought onto the Netivation payroll.

The acquisitions will be accounted for through the purchase method of accounting. The company anticipates recognizing additional goodwill of approximately $4.4 million for these acquisitions, which will be amortized over three years.

The companies to yet be acquired are Healthspan, Inc., the parent company of the Ultrafit Northwest corporate wellness program and Net.Capitol, Inc., a developer of Internet-based products and services for public affairs and political organizations. Netivation and these companies are currently continuing to perform due diligence and discussing the terms of these acquisitions. There can be no assurance that these acquisitions will be completed.




Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Except for the historical financial information, this report contains forward looking statements that involve risks and uncertainties regarding our positioning for the future. We advise investors that forward-looking statements are subject to risks known and unknown, and factors outside our control which may differ materially from actual future events or results.

There are a number of important factors that could cause actual results to differ materially from those anticipated by any forward looking information. A description of risks and uncertainties relating to Netivation and its industry along with other factors which could affect our financial results are included in Netivation's SB-2 filing. (Filing No. 333-74569)

OVERVIEW

We have yet to achieve significant revenue and our ability to generate significant revenue is uncertain but is improving. In view of the rapidly evolving nature of our business and our very limited operating history, we have little experience forecasting our revenues. We believe that period to period comparisons of our financial results are not necessarily meaningful and you should not rely on these comparisons as an indication of our future performance.

To date, we have incurred substantial costs to create, introduce and enhance our products and services, to develop content, to build brand awareness and to grow our business. As a result, we have incurred operating losses in each fiscal quarter since inception. We expect operating losses and negative cash flows to continue for the foreseeable future as we intend to increase our operating expenses to grow our business. Having closed four acquisitions since the end of the third quarter and based on our plan to continue an acquisition strategy, additional costs associated with mergers and acquisitions will occur. We expect to also incur additional costs and expenses related to content creation, marketing, and technology development to respond to future changes in our industry. These costs could have an adverse effect on our future financial condition or operating results.

Our revenues and expenses continue to increase. Revenues in the third quarter grew mainly as a result of our second quarter acquisitions. Expenses increased in the third quarter mainly due to an increase in goodwill amortization as a result of having a full quarter of amortization for prior acquisitions. Goodwill is amortized over a three-year life and management expects goodwill will grow in future periods as Netivation continues its acquisition activities. Subsequent to the third quarter, we acquired four companies as wholly owned subsidiaries, these acquisitions are expected to increase both Netivation's revenues and expenses in future quarters.



RESULTS OF OPERATIONS

NET REVENUES

We began selling advertising and sponsorships in January 1999. We did not recognize any revenues from Netivation's inception through December 31, 1998 and we generated minimal revenues through the second quarter of 1999. However, revenues grew significantly in the third quarter of 1999 to $434,000 as compared to $48,000 for the second quarter. The increase in revenue was mainly attributable to our second quarter acquisitions and specifically to e-commerce. Year to date revenue in 1999 totals $563,000. Barter transactions, in which Netivation received advertising in exchange for services, account for approximately $8,000 of total revenues for the three months ended September 30, 1999, and $105,000 for nine months ended September 30, 1999. As discussed above, this compares to zero revenue for the same period of 1998.

With the second quarter acquisitions of Interlink Services, Inc. and The Online Medical Bookstore, Inc. in place, and with the addition of the four newly acquired companies, as well as our continued advertising, web development, and web hosting, we expect revenue to continue to increase. In addition, as of September 30, 1999, we had deferred revenues of $61,000, which compares to $39,000 in the prior quarter, or a 56% increase.

E-commerce, advertising, sponsorship, and web services will continue to account for a substantial portion of revenues in the foreseeable future. To increase revenues in 1999 and beyond, management will continue to broaden the penetration of the market of Netivation's business opportunities through acquisitions, partnerships and the development of additional products.

COST OF REVENUES

The cost of revenues of $349,000 for the three month period ended September 30, 1999, is primarily the result of the cost of books and medical supplies sold over the Internet, costs associated with web development, cost of maintenance and technical support of our network. As new software systems are introduced and services and products are expanded, we estimate we will need to add additional support staff that will increase our cost of revenues.

GROSS MARGIN

In the future, gross margins will be affected by the mix of products and services we sell. Periodically, we may sell our products and services at cost or even at a loss and experience zero or negative gross margins as we attempt to develop market share and attract members to our portals.

OPERATING EXPENSES

In the third quarter of 1999 operating expenses, excluding goodwill, increased by 307% to $1.8 million compared to $437,000 in the same period for 1998. For the nine-month period ended September 30, 1999, total operating expenses, excluding goodwill, increased by 416% to $5.2 million compared to $1.0 million in the same period of 1998.

Product development expenses increased 84% to $231,000 for the quarter ended September 30, 1999, compared to $125,000 reported for the same quarter in 1998. The product development expenses for the quarter ended September 30, 1999, represented approximately 13% of Netivation's total operating expenses. For the nine month period ended September 30, 1999, Netivation's total research and development expenses increased approximately 385% to $922,000 from $190,000 reported for the same period in 1998 and represented 18% of Netivation's total operating expenses. The increase in research and product development expenses is attributable to Netivation's continued testing and refinement of its physicians office management software system. We intend to increase the dollar level of future product development expenditures to further enhance Netivation's product lines and meet market demands.

Increases in Netivation's sales and marketing expenses are primarily a result of increased headcount in our sales force and additional advertising expenses. Sales and marketing costs were $706,000 for the three months ended September 30, 1999, and $125,000 for the three months ended September 30, 1998. This is an increase of $581,000 or 464%. As a percentage of total operating expenses, sales and marketing expenses were 40% for the three-month period ended September 30, 1999 and 29% for the three-month period ended September 30, 1998. We anticipate that sales and marketing expenses will increase as we continue to pursue an aggressive brand building strategy through advertising and expanding our sales organization.

General and administrative expenses primarily consist of compensation for administrative and finance personnel, professional fees, and occupancy costs. General and administrative costs were $843,000 for the three months ended September 30, 1999, and $187,000 for the three months ended September 30, 1998, an increase of $656,000. As a percentage of total operating expenses general and administrative costs were 47% for the three month period ended September 30, 1999, and 43% for the three-month period ended September 30, 1998. General and administrative expenses increased due to increased head count, increased occupancy needs, legal, and consulting expenses. These costs included travel expenses, directors and officers liability insurance and professional fees. We believe that the level of general and administrative expense will increase in future periods as a result of an increase in personnel to support our growth.

Stock compensation relates to non-cash charges incurred in connection with certain stock option grants with exercise prices below the fair market value of the common stock. During 1999, we recognized significant non-cash charges related to stock option grants to Netivation employees, consultants and directors. For the quarter ended September 30, 1999, we did not have non-cash charges, but for the nine-month period ended September 30, 1999, we recorded $1.3 million in non-cash charges.

HEADCOUNT

As of September 30, 1999 Netivation had 71 employees. Including the four subsequent acquisitions the number of employees is 78. This compares to 45 employees at the end of the second quarter of 1999 or an increase of 58%. We also hired additional personnel, including but not limited to a new Chief Financial Officer, a Vice President for Mergers and Acquisitions, a Vice President of Technology, and various business development personnel.

INTEREST INCOME (EXPENSE)

Net interest income of $154,000 for the three months ended September 30, 1999, resulted from interest income on proceeds from our initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, Netivation's primary source of liquidity consisted of cash and cash equivalents that are highly liquid so such funds are readily available for operating purposes. As of September 30, 1999, Netivation had cash and cash equivalents totaling $19.6 million compared to $179,000 as of September 30, 1998.

We have several capital leases for computers and communications equipment, which expire in 2000. We make total monthly payments on these capital leases of approximately $14,000. We also have an insurance premium financing agreement for liability insurance for our directors and officers. Under the terms of this agreement the interest rate is 7% and we make total monthly payments of approximately $45,000.

For the nine-month period ended September 30, 1999, cash used for operations was $3.8 million. Cash used in operating activities consisted mostly of net operating losses, offset by non-cash expenses.

Net cash used in investing activities was $1.3 million for the nine-month period ended September 30, 1999. Our investing activities included $431,000 for the purchase of additional servers, furniture and computer equipment for the additional personnel, $300,000 for our second quarter acquisitions, and a $525,000 investment in EBonlineinc.com. We have generally invested in United States government debt instruments, although we may make strategic investments in and acquisitions of private and public companies.

For the nine-month period ended September 30, 1999, cash provided by financing activities of $22.8 million was primarily due to our IPO, which raised net proceeds of $20.8 million.

Netivation estimates that its current cash balance and the cash to be generated from its revenues will be sufficient to fund its operations working capital, capital expenditures and business growth through the year 2000. At its current stage of business development, Netivation's quarterly revenues and results of operations may be materially affected by, among other factors, development and introduction of products, time to market, market acceptance, demand for products, the affects of competition, and general economic conditions. As a result, there can be no assurance that Netivation will be sufficiently funded beyond 2000 or that we will be able to obtain additional funding or borrowing on favorable terms to us, or at all.

YEAR 2000

Netivation is aware of the Year 2000 issue. During 1999, Netivation performed an internal analysis of its primary software product and assessed the readiness of its other products, its internal computer systems, as well as third party equipment and software for handling Year 2000 issues. Netivation believes that its current products are currently Year 2000 compliant. Netivation expects to be able to successfully address and implement any necessary changes to ensure Year 2000 compliance. Netivation's management team believes that the impact of the Year 2000 on its computer systems will not result in material costs to Netivation.

The main risk to Netivation with respect to the Year 2000 issue is the failure of major vendors and infrastructure providers to be Year 2000 compliant. Year 2000 failures by third parties could result in delays or the inability to communicate with customers or suppliers and an overall inability to conduct business. Netivation cannot estimate the financial impact of any failure to be Year 2000 compliant by such third party vendors and service providers.

In an effort to determine third parties' Year 2000 readiness, management has sent correspondence to its outside vendors and third party suppliers to inquire about their Year 2000 readiness of their respective products or services. Netivation has received returned correspondence from the outside vendors and third party suppliers, and to the extent that such vendors and suppliers can ensure Year 2000 compliance, Netivation anticipates the continued use and dependence on such suppliers. However, there can be no assurance that these suppliers will be able to become Year 2000 compliant. The lack of Year 2000 readiness by outside vendors and third party suppliers could have an adverse effect on Netivation.

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

                                     PART II

                                OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS

On October 25, 1999 a legal proceeding was filed against Netivation by Lawrence
L. and Nancy D. Burch, husband and wife. Lawrence L. Burch ("Burch") was Netivation's former Chief Financial Officer and Treasurer. The complaint was filed with the First Judicial District of the State of Idaho in and for the County of Kootenai.

Effective February 25, 1999, Netivation and Burch entered into an employment agreement by which Burch accepted employment as Netivation's Chief Financial Officer. On October 6, 1999, Netivation terminated Burch's employment for what we believe to have been a good cause. The Burches then filed the lawsuit against Netivation, alleging breach of contract, among other things, and seeking monetary damages in an unspecified amount in excess of the district court's $10,000 jurisdictional minimum, as well as their court costs and attorney's fees.

Item 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

On June 22, 1999, the Company's Registration Statement on Form SB-2 covering the offering of 2,500,000 shares of the Company's Common Stock, Commission file number 333-74569 was declared effective. The offering commenced on June 23, 1999, managed by EBI Securities Corporation and Millennium Financial Group, Inc. The total price to the public for the shares offered and sold by Netivation was $25,000,000.

The amount of expenses incurred by Netivation in connection with the offering are as follows:

Underwriting discounts and commissions                       $2,625,000
Finders fees
Expenses paid to or for the Underwriter                        136,000
Other expenses                                                1,431,000
                                                           --------------
Total expenses                                               $4,192,000

All of the foregoing expenses were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten percent (10%) or more of Netivation's common stock; or (iii) affiliates of Netivation.

The net proceeds of the offering to the Company (after deducting the Underwriter's discounts and commissions and offering expenses) was $20,808,000. From the settlement date, the net proceeds have been used in the following manner:

Investments in debt instruments of the United States Government and its agencies: $20,283,000.

Investments in EBonlineinc.com:  $525,000 cash

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 1999          Netivation.com, Inc.
                                          (Registrant)


                                                /s/ Anthony J. Paquin
                                          -------------------------------------
                                          Anthony J. Paquin
                                          President and Chief Executive Officer