Form 10KSB
period 1999-12-31
NETIVATION COM INC
filed 2000-03-31
CIK 1054709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                        Commission file number 000-26337
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

         Securities registered under Section 12 (b) of the Exchange Act:

    Title of each class               Name of each exchange on which registered
Common Stock, $.01 par value                     Nasdaq National Market

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for the fiscal year ended December 31, 1999 were $1.0 million.

Based on the stock's average bid and asked price of $6.3205 on March 27, 2000, non-affiliated market capital was approximately $57 million.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

As of March 27, 2000, there were 10,832,883 shares of the registrant's $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format:  Yes [  ]; No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Netivation.com is an Internet company founded in 1997 and incorporated in the state of Delaware. Netivation.com develops and operates topic specific Internet communities designed to permit people who share a common interest to access its suite of services and the resources of the Internet in the political and medical arenas. Netivation.com's public policy and political community, Votenet.com, includes content, products, and services designed for candidates for political office, voters, political organizations, political action committees and lobbyists. MEDMarket.com is a business to business e-commerce community that provides products and services to physicians, hospitals, and medical professionals. In addition, MEDMarket.com is a venue used by manufacturers and distributors of medical equipment and supplies for the promotion and distribution of their products and services.

GENERAL.

         Since its inception in 1997, Netivation.com has grown into one of the world's top 500 e-commerce sites on the Internet, as noted in INTERACTIVE WEEK, a weekly Internet trade journal, and develops and operates topic specific Internet communities with foundations in web-based software solutions.

         Netivation.com's public policy and politics community, Votenet.com, provides many tools for e-politics. Votenet.com provides content, products, and services designed for political organizations, candidates for political office, political action committees, lobbyists, media companies, associations, and large corporations. Votenet.com's suite of products include:

         - GOVERNET CAMPAIGN MANAGEMENT SOFTWARE, a PC-based software sold to candidates that automates the critical aspects of a campaign including volunteer coordination, online fundraising, FEC reporting, and database management.

         - VOTENET TODAY E-MAIL NEWS SERVICE, a free daily, political newsletter emailed directly to subscribers that includes top political stories, exclusive information, proprietary content, and congressional voting summaries.

         - CAPWEB ON-LINE LEGISLATIVE DIRECTORY AND GRASSROOTS MOBILIZATION TOOLS, an Internet based product sold on an annual subscription basis that provides associations, political action committees
              (PACs), lobbyists, and companies the ability to identify Congressional delegations, state legislators and media contacts, as well as being able to correspond with them immediately via e-mail, fax, or mailgram.

         - ON-LINE FUNDRAISING, a campaign tool that allows candidates to raise funds on the Internet. A percentage of each transaction is charged as a fee.

         - FECINFO CAMPAIGN DONATION INFORMATION, a powerful relational database that tracks every federal campaign contribution over the last ten years and is sold as an annual subscription to news media, Internet portals, corporations, lobbyists, PACs, and associations.

         - POLICYVOICE INTERACTIVE VOICE RESPONSE SERVICES, a grassroots lobbying tool for associations, PACs, and corporations that allows access to legislative information from any phone, at any time. Charges are based on a setup fee, a monthly base fee, and a usage charge.

         - POLITICALLYBLACK.COM FOR MINORITY POLITICS, an Internet site focusing on political issues important to African Americans. Politicallyblack.coms original content can be sold to other Internet Communities.

         Netivation.com's healthcare focused community, MEDMarket.com, is a developer of web-based solutions that provides e-commerce, content, products, and services for physicians, nurses, hospitals, pharmaceutical and insurance companies, medical supply providers and others involved in the healthcare market. MEDMarket.com's suite of products includes:

         - MEDMARKET.COM LEAD PAGES, one-page websites that develop leads for medical providers and manufacturers. There is a set-up fee, as well as an annual subscription charge.

         - DISCOUNTMEDMARKET.COM, a medical supplies and equipment e-commerce store.

         -    DISCOUNTMEDBOOKS.COM, a medical bookstore.

         - PRACTIX MEDICAL OFFICE MANAGEMENT SOFTWARE WITH E-COMMERCE LINKAGE, a web-based, physician's management system providing the front-office, back-office, and Internet-office solution for medical professionals sold to Application Service Providers
              (ASPs). There is an annual license fee, as well as a monthly charge per healthcare provider on the ASP network using the system.

         - MEDMARKETAUCTION.COM, a medical equipment auction site providing a fee for each item that is sold.

         Netivation.com completed its initial public offering in June 1999 and is listed on the Nasdaq National Market under the symbol NTVN.

ACQUISITIONS.

         Acquisitions play a major part in Netivation.com's growth strategy. Netivation.com acquired seven (7) companies during 1999. All acquisitions were accounted for by the purchase method of accounting, so they were accounted for at their fair market values and included prospectively in the financial statements from the respective acquisition dates. The acquired companies represented a substantial portion of Netivation.com's growth during the second half of 1999 as compared to the first half of 1999.

         In June 1999, Netivation.com acquired both Interlink Service, Inc., and The Online Medical Bookstore, Inc. Interlink Services was acquired for 126,429 shares of Netivation.com common stock and $50,000 and The Online Medical Bookstore was acquired for 192,857 shares and $250,000. Interlink Services provides website design and hosting services and The Online Medical Bookstore sells medical books and supplies via e-commerce. Both companies became wholly-owned subsidiaries of Netivation.com.

         In October 1999, Netivation.com acquired the following companies, which are now wholly-owned subsidiaries of Netivation.com:

         - MEDMarket, Inc., a developer of Internet e-commerce websites for medical manufacturers and suppliers for $100,000 and 100,000 shares of Netivation.com common stock.

         - PoliticallyBlack.com, the leading political information center for African Americans for $55,000 and 30,000 shares of Netivation.com common stock.

         - Raintree Communications Corporation, a provider of automated voice and data services for grassroots lobbying for $100,000 and 150,000 shares of Netivation.com common stock, plus up to another 60,000 shares based on performance criteria.

         - Public Disclosure, Inc., the provider of FECInfo a comprehensive website of Federal Election Commission information on federal candidates and interest groups for $190,000 and 300,000 shares of Netivation.com common stock.

         On December 15, 1999, Netivation.com acquired 100 percent of the outstanding stock of Net.Capitol, Inc., a leading provider of Internet-based products for public affairs and political organizations, including the AFL-CIO, IBM, the National Association of Realtors and the United States Senate. Netivation.com received all of the outstanding shares of Net.Capitol's capital stock in exchange for 1,544,730 shares of Netivation.com common stock, options to acquire 105,270 additional shares, plus payment of $410,220 to the Net.Capitol preferred shareholders. With the completion of the acquisition, Net.Capitol, Inc., became a wholly owned subsidiary of Netivation.com.

CLIENTS.

         Netivation.com has numerous and varied clients due to its focus on the political and healthcare communities. As such, the Company is not materially dependent on any specific clients. The list below provides details regarding some of Netivation.com's historical clients.

ASSOCIATIONS                              MEDIA                                      POLITICAL CAMPAIGNS
------------                              -----                                      -------------------
Air Conditioning Contractors of America   ABCNews.com                                Alaska Republican Party
American Insurance Association            Associated Press                           Arkansas Democratic Party
American Society of Association           Atlanta Constitution                       Asa Hutchinson for Congress
Executives                                Bloomberg LLP                              Delaware Democratic Party
Association for Advanced Life             Bureau of National Affairs                 Delaware Republican Party
Underwriting Catholic Relief Services     Gannett News Service                       Phyllis Taliaferro for Congress
National Association of REALTORS          Radio & Television News Directors          South Carolina Republican Party
National Rural Electric Cooperative       Foundation                                 Virginia Democratic Party
       Association                        Washington Post                            Virginia Republican Party

CORPORATE                                 MEDICAL GROUPS                             POLITICAL GROUPS
---------                                 --------------                             ----------------
BASF                                      American College of Emergency Physicians   Campaign Reform Project
Decision Strategies/Fairfax               American College of Physicians/American    National Conference of Black
International                             American Gastroenterological Association   Mayors
Edison Electric Institute                 American Hospital Association              Preston Gates Ellis & Rouvelas
ITT Hartford Insurance Group              American Medical Association               Senior Coalition
Microsoft Corporation                     American Psychological Association         The Cassidy Companies
Northwestern Mutual Life Insurance        College of American Pathologists           The Retired Enlisted Association
Triad Communications                      Health Insurance Association of America    US Chamber of Commerce
                                                                                     US Senate
                                                                                     Vietnam Veterans of America

REVENUE SOURCES.

         Due to the fast paced and ever changing environment of the Internet, Netivation.com believes it is imperative to have multiple sources of revenue. Netivation.com is currently positioned to capitalize on several revenue sources such as the following:

         - INTERNET BASED SOFTWARE APPLICATIONS have been a source of revenue in our Votenet.com division and are expected to be a future source of revenue in our MedMarket.com division.

         - E-COMMERCE SALES have been and will continue to be a primary source of revenue.

         - ON-LINE FUNDRAISING FEES may become a source of revenue in 2000 and are expected to be a source of revenue in the future.

         - LEAD PAGE SALES TO PROFESSIONALS, SUPPLIERS AND MANUFACTURERS have been and will continue to be a source of revenue.

         - CONTENT SUBSCRIPTIONS have been and should continue to be a source of revenue.

         - ADVERTISING AND SPONSORSHIP SALES have been and are expected to be a source of revenue in the future.

         - INTERNET CONSULTING SERVICES have been and may continue to be a source of revenue.

BRANDING.

         Differentiation through branding is critical in the Internet industry. Much like revenue, it is important to have multiple avenues working simultaneously to create brand recognition. Netivation.com is utilizing several branding techniques to enhance its brand recognition including the following:

         - Domain Name Recognition with brands such as MEDMarket.com and Votenet.com
         - Portal Partnerships with multiple portals like MSN, Yahoo!, and MyWay.com
         -    Daily newsletter subscriptions
         -    Direct marketing through print media and mailers
         -    Sponsoring industry conferences
         -    On-line advertising
         -    Exchanging links with other Internet sites
         -    Media and Press Releases

FUTURE COMMUNITIES.

         Netivation.com believes that the business strategies and resources developed for Netivation.com's political and healthcare communities can be used in additional communities. Significant portions of Netivation.com's technology can be applied to the development of new communities. Netivation.com will consider developing additional communities when it identifies appropriate new market opportunities and concludes that Netivation.com has sufficient resources to achieve market leadership in a prospective community.

TECHNOLOGY.

         Netivation.com's strategy is to apply existing technologies in new ways to deliver content, products and services to individuals who access Netivation.com's Internet communities. Netivation.com has developed and implemented a broad array of products and services for Netivation.com's communities by using a combination of its own proprietary technologies as well as technologies and content purchased or licensed from third parties.

         Netivation.com maintains all of its Internet servers at Exodus Communications Inc.'s facilities in Seattle, Washington and outside Washington D.C. Exodus provides professional data center hosting facilities and redundant high-speed Internet connectivity. Exodus also provides monitoring and support 24 hours a day, seven days a week. By utilizing two locations with Exodus, Netivation.com is able to provide backup services to help prevent short-term or long-term failures.

EMPLOYEES.

         As of December 31, 1999, Netivation.com had 131 employees. Of those employees, approximately 51 were in marketing and sales, 8 were in senior management, 17 were in development and 55 were in operations and administration. Of Netivation.com's 131 total employees, all are full-time. By the end of 2000, Netivation.com anticipates employing approximately 275 people with the greatest increases in employees in sales, technology, and operations positions.

         As Netivation.com continues to grow and introduce more products and services, it expects to hire additional personnel. Netivation.com's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified personnel. Netivation.com believes that its relations with its employees are satisfactory. Netivation.com is not a party to any collective bargaining agreements and Netivation.com has never experienced any work stoppage. The Company believes it has management personnel and processes in place to effectively manage the risks associated with a quickly growing headcount. "See Part III, Item 9, Directors, Executive Officers, Promoters and Control Persons and Compliance with Section 16(a) of the Exchange Act" for details on executive officers.

PATENTS AND TRADEMARKS.

         Netivation.com owns no patents on its technology or products. Netivation.com has federally registered the following trademarks: "GOVERNET" (Reg. No. 2,255,611) and "VOTENET" (Reg. No. 2,294,773). Netivation.com has applied for federal registration of each of the following trademarks:
"NETIVATION.COM," "VOTENET," "VOTENET.COM," "VOTENET (AND DESIGN)," "CAPITOLWATCH," "MEDINEX" and "MEDINEX.COM." Under common law, these trademarks have an unlimited duration. But, if Netivation.com receives the federal registration for these trademarks, the trademark will be effective for ten (10) years and may be renewed every ten (10) years indefinitely. In addition, Netivation.com has received a federal copyright registration for its "GOVERNET" software.

         Netivation.com may not be successful in obtaining federal registration of its trademarks. Netivation.com has also been asked to cease and desist its use of the "CAPITOLWATCH" mark by CapitolWatch, a nonprofit organization. Netivation.com's federal trademark application for "CapitolWatch" in International Class 42 has been refused by the examining attorney on the basis that the mark, when used on or in connection with the identified services, so resembles a registered mark held by another party as to be likely to cause confusion, to cause mistake, or to deceive. Netivation.com has also been asked to cease and desist its use of the "Netivation" mark by NetOvations Creative Internet Services. Netivation.com has responded to NetOvation Creative
Internet Services that Netivation.com does not believe that there is any likelihood of confusion because of the differences in appearances and connotation of the marks. Additionally, the federal trademark applications for "VOTENET" and "VOTENET.COM" in Classes 38 and 42, and "VOTENET (AND DESIGN)" in classes 35, 38, and 42, have been refused by the examining attorney on the basis that use of the mark, when used on or in connection with the identified services, so resembles a mark held by another party as to be likely to cause confusion, to cause mistake, or to deceive. As a result of these activities, Netivation.com is reviewing whether to appeal such actions or to develop and apply for different trademarks and change its brand names.

         As a result of the acquisition of seven companies in 1999, Netivation.com has obtained rights to the following tradenames, trademarks, and domain names: "MEDMarket," "medmarket.com," "medmarket.net," "medmarketnetwork.com," "medicom.com," "webdestinations.com," "rainfo.com," "rainfo.org,""politicallyblack.com," "Raintree Communications Corporation," "Policy Voice," the Raintree logo, "publicdisclosure.org," "joycecommission.org," "fecinfo.com," "fecinfo.org," "tray.com," "Netcapitol.com," "CapWeb," "Cabweb.net," "CapWeb Custom," "Stardot.com," "VoxPop," "Voxpop.com," "The Message Center," "SpinMaster," "Pro & ConText," "The Jefferson Project," "Emagine," "Bonzo," and "Net.Capitol Services,"

COMPETITION.

         The markets for developing Internet communities and providing Internet services and products are relatively new, intensely competitive and rapidly changing. Since the Internet's commercialization in the early 1990's, the number of websites on the Internet competing for users' attention has proliferated. Barriers to entry on the Internet are minimal, and competitors can launch new websites or new products and services at a relatively low cost. As a result, Netivation.com expects that competition in the Internet industry will continue to intensify.

         Netivation.com competes, directly and indirectly, for members, consumers, subscribers, content and service providers, advertisers, e-commerce partners and acquisition candidates with the following categories of companies:

         - On-line services or websites targeted to the political and healthcare markets;

         - General-purpose consumer online services providing access to political and healthcare content and services;

         - website search and retrieval services and other high-traffic websites; and

         - Vendors and distributors of political and healthcare information, products and services distributed through other means, including direct sales, mail and other offline media.

         Netivation.com believes there are key factors to developing successful Internet communities. The primary factors in creating competitive Internet communities and in attracting key participants to those communities are functionality, brand recognition, member affinity and loyalty, demographic focus, variety of value-added services, and critical mass. Other important factors to consider in developing a competitive Internet community include ease-of-use, quality of site and information, and reliability of the communities' services and products. Netivation.com also believes that the principal competitive factors in attracting advertisers and e-commerce partners include price, the number of community members, the aggregate traffic to the communities, the demographics of the community membership base, and the creative implementation of advertising placements and e-commerce transaction opportunities.

         Netivation.com currently offers many of the same individual services, products and combinations of the services and products as offered by other Internet providers:

         - Netivation.com's e-mail delivery service competes against other e-mail and `'push'` technology providers;

         - Netivation.com's search engine competes against other website directories and search engine providers;

         - Netivation.com's free website based e-mail products compete against products offered by other website based e-mail providers;

         - Netivation.com's website design and hosting services compete against numerous other companies providing such capabilities; and

         - Netivation.com's online fundraising system competes against traditional campaign fund raising methods, such as direct mail, fundraising events and personal solicitation.

         Although Netivation.com faces a broad range of competition from a variety of Internet service and product providers, Netivation.com believes that it can compete more effectively by targeting specific communities and offering greater depth of products, information and services than its competitors. For example, management believes that competitors for Netivation.com's MEDMarket.com community such as the websites provided by Healtheon/WebMD and Neoforma do not bring the physicians office together with the healthcare community as effectively as Netivation.com. Netivation.com's MEDMarket.com community offers advanced search engine capabilities and consulting services to physician's offices for website development. By assisting the physician's office with website development and increasing physicians' access to advanced medical search engines, Netivation.com believes its MEDMarket.com site can more effectively link physician's offices with the rest of the healthcare industry.

         With respect to the Votenet community, Netivation.com faces competition from news services and organizations such as ABC News and other online services specializing in politics, such as Grassroots.com, C-Span.org and Roll Call. However, Netivation.com is not aware of any competitor that offers all of the services and products of Votenet. For example, Netivation.com offers website development services, e-mail accounts, and real-time congressional voting information to politicians and other politically active persons. Netivation.com believes that the robust nature of the products and service offerings through Votenet.com positions Netivation.com to compete in its markets.

         With respect to Votenet's Governet software program, Netivation.com competes with existing campaign management software products, the largest of which has approximately 2,500 users according to the 1998 Campaign and Elections software buyers' guide. Netivation.com believes that most campaigns are managed using Excel and Microsoft Access or standard personal computer based business accounting packages. Netivation.com's Governet software program enables campaign managers to use Internet based technologies to track various aspects of a candidates campaign. Netivation.com's challenge will be to convince campaigns to switch to Votenet's Governet software program from the more traditional manual and semi-manual methods of campaign management.

         Similarly, with respect to MEDMarket's physician's office management software, Netivation.com believes its primary competition will be manual processes, standard personal computer based business accounting and billing packages, as well as single or limited payer functions. These systems include those offered by Medisoft, KIP Medical Office Software, Techsoft Medical Systems and CCA Medical Practice Software. Most of these systems are based on desktop PC applications offering limited access to information managed by the system. Only users directly networked to the system and running the software can access or update information on these systems. Netivation.com believes that its Internet-based physician's office management software, Practix, offers the convenience of remote access without special equipment or software, other than a PC and a standard web browser. Since the systems software application components and `'backbone'` are managed on Netivation.com's servers remotely, Netivation.com believes that Practix will be attractive to physician offices concerned with the cost of implementing and maintaining information technology solutions. Netivation.com believes that many physicians and small physicians' offices have been reluctant to invest in information technology solutions and Netivation.com's primary competitive challenge will be to convince these groups to switch to the Practix Internet-based solution.

         Many of Netivation.com's competitors have greater brand recognition and greater financial support, marketing plans and other resources. Netivation.com's competitors may develop products and services that are superior to Netivation.com's or that achieve greater market acceptance. These factors may place Netivation.com at a disadvantage in responding to its competitors' pricing strategies, technological advances, advertising, sponsorship and e-commerce efforts and other initiatives. As result, Netivation.com may not compete successfully against its current or future competitors. Netivation.com's inability to successfully respond to competitive pressures could have a material adverse effect on Netivation.com's business, financial condition, operating results, and cash flows.

GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES.

         Netivation.com is currently subject to various laws and regulations relating to its business. But there are few laws or regulations currently directly applicable to the Internet and Netivation.com's current and expected activities on the Internet. However, new laws and regulations relating to the following areas may be adopted because of the Internet's popularity and growth:

         -        online content;
         -        user privacy;
         -        taxation;
         -        access charges;

         -        copyrights;
         -        characteristics and quality of products and services; and
         -        consumer protection.

         Such government regulation may impose additional burdens on Netivation.com's business. These regulations may impede the growth in Internet use and thereby decrease the demand for Netivation.com's products and services or otherwise have a material adverse effect on Netivation.com's business, operations and financial condition.

         Additionally, U.S. and foreign laws relating to e-commerce or Internet communications are becoming more prevalent. These laws have recently been enacted and there is uncertainty in the Internet community regarding their impact on the marketplace. Any new legislation or regulation regarding the Internet, or the application of existing laws and regulations to the Internet, could materially adversely affect Netivation.com. If Netivation.com were alleged to violate federal, state or foreign civil or criminal laws, even if these claims could be successfully defended, Netivation.com could be materially adversely affected.

         Several telecommunications carriers are supporting regulation of the Internet by the Federal Communications Commission ("FCC") in the same manner that the FCC regulates other telecommunications services. These carriers have alleged that the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure, resulting in interruptions in phone service. Local telephone carriers such as Pacific Bell, a subsidiary of SBC Communications Inc., have petitioned the FCC to regulate Internet service providers in a manner similar to long-distance telephone carriers and to impose access fees on Internet service providers. Any such regulations could substantially increase the costs of communicating on the Internet. This could slow the growth in Internet use and thereby decrease the demand for Netivation.com's products and services or otherwise have a material adverse effect on Netivation.com's business, financial condition and operating results.

         Political campaigns and campaign fundraising efforts are subject to numerous regulatory restrictions and reporting obligations at the federal, state and local levels. There have recently been numerous proposals under consideration by federal, state, local and other organizations regarding changes to the existing campaign regulations, including proposals addressing Internet fundraising. Since Netivation.com expects to provide fundraising services to political campaigns and candidates, Netivation.com's activities, as well as the use of Netivation.com's products and services, may be governed by federal and state campaign finance laws and regulations. As these policies continue to develop, it is possible that Netivation.com may be exposed to future regulation. Any such regulation may increase Netivation.com's cost of doing business, cause Netivation.com to modify its fundraising services, decrease the demand for Netivation.com's fundraising services or otherwise have a material adverse effect on Netivation.com's business, results of operations and financial condition.

         Given that laws and government regulations are complex, vary widely from state to state, and are frequently changed, Netivation.com's products and services may not be legal or practical in all jurisdictions. For example, Netivation.com may not be able to ensure that its products and services keep pace with these frequently changing regulations. Netivation.com could be subject to liability under Federal Election Commission regulations if it were found to have participated in a prohibited campaign fund raising effort. Such liability may place Netivation.com's activities under increased regulation, increase Netivation.com's cost of doing business, decrease the use of the Internet for campaign or fundraising efforts and thereby decrease the demand for Netivation.com's products and services or otherwise have a material adverse effect on Netivation.com's business, its results of operations and its financial condition.

HISTORY OF INCORPORATION.

         Netivation.com, formerly named Nelloro Corporation, was a Nevada corporation formed in 1993. Nelloro owned interests in mineral properties from September 1993 until 1996, near Nelson, Nevada. No mineral extraction or processing of the mining claims occurred, and, in 1996, Nelloro abandoned the claims and did not conduct any other business operations. Netivation.com began its current operations as a Nevada corporation in September 1997 after acquiring the technology developed by Netivation.com's existing management team in consideration for 2,500,000 shares of common stock of Nelloro. On May 14, 1999, Netivation.com merged with and into

Netivation.com Merger, Inc., a Delaware corporation, leaving Netivation.com Merger, Inc. as the surviving corporation. On June 28, 1999, Netivation.com Merger, Inc. filed a restated certificate of incorporation in which it renamed the corporation Netivation.com, Inc.

RESEARCH AND DEVELOPMENT.

         Our research and development expenses consist principally of technical engineering personnel costs, equipment depreciation, consulting and supplies. Product development expenses were $171,000 in 1998 and increased to $1.1 million in 1999. Costs related to research, design and product development have been charged to research and development expense as incurred. We believe that a significant level of research and development expenses is required to remain competitive. Accordingly, management expects research and development expenses should continue to increase in 2000 due to growth in technical staff required to develop and enhance our products and services.

DISTRIBUTION

         Netivation.com distributes its products and services through the development and maintenance of applications via the Internet, on-site consulting and development, e-commerce, and through acting as a transaction manager between customer and distributor.

         Netivation.com offers a variety of Internet based products and services that are customized, hosted and maintained by Netivation.com. Netivation.com maintains multiple e-commerce sites that market products to the consumer. Netivation.com ships these products utilizing a third party distributor. In addition, Netivation.com manages auction transactions between customer and supplier and receives a fee from the maintenance of this transaction site.

PREVIOUSLY ANNOUNCED PRODUCTS

         Netivation.com is officially launching the enhanced Application Service Provider (ASP) based physician office management solution, Practix, at the Internet World trade show on April 5 - 7, 2000. Practix is a web based management system that provides a front-office, back-office, and internet-office solution for medical professionals. Although the product is officially being rolled out at the Internet World trade show, it is currently being marketed to the medical community. Practix was originally introduced as MedinexPro in August 1999.

ITEM 2. DESCRIPTION OF PROPERTY

FACILITIES.

         Netivation.com relocated to its current headquarters at 806 West Clearwater Loop, Suite N, Post Falls, Idaho, in 1999, where it leases approximately 16,500 square feet. Additionally, Netivation.com leases approximately 9800 square feet of office space at 11th and G Streets, Suite 1100 and subleases 3,800 square feet at 1100 New York Avenue, in Washington, D.C. In addition, the Company maintains one month-to-month lease at 6878 Fleetwood Road, McLean, Virginia for approximately 1,100 square feet. The lease for each of these locations is paid current and the properties are in good working condition.

INVESTMENT POLICIES.

         Netivation.com has developed some general investment policy guidelines, but did not develop a formal policy during the 1999 fiscal year. However, Netivation.com is considering the adoption of a formal policy during the 2000 fiscal year in which Netivation.com would limit the amount of assets to be invested in any type of investment to ten percent (10%). The investment policy guidelines may be changed by the board of directors ("Board of Directors") and do not require stockholder vote. Netivation.com is focusing its investments primarily for income, though it has made an investment in MoneyZone.com, formerly known as EBONLINE, for possible capital gain. The Company purchased 175,000 shares of MoneyZone.com for $3.00 per share. As of December 31, 1999, MoneyZone.com was trading at $5.25 per share. At this time, Netivation.com, does not invest in real estate, real estate mortgages or the securities of parties engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

LEGAL PROCEEDINGS.

         On October 25, 1999, a legal proceeding was filed against Netivation.com by Lawrence L. and Nancy D. Burch, husband and wife. Lawrence L. Burch ("Burch") was Netivation.com's former Chief Financial Officer and Treasurer. The complaint was filed with the First Judicial District of the State of Idaho in and for the County of Kootenai.

         Netivation.com and Burch entered into an employment agreement effective February 25, 1999, by which Burch accepted employment as Netivation.com's Chief Financial Officer. On October 6, 1999, Netivation.com terminated Burch's employment for what it believes to have been good cause. The Burches filed the lawsuit against Netivation.com alleging breach of contract, among other things, and sought monetary damages in an unspecified amount in excess of the district court's $10,000 jurisdictional minimum, as well as their court costs and attorney's fees.

         On December 27, 1999, the Burches and Netivation.com signed a Settlement Agreement and Release, the terms of which are immaterial in nature. There is no further action required in this matter.

         Netivation.com is not aware of any other outstanding or pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Netivation.com stockholders were not asked to vote on any matters during the quarter ended December 31, 1999.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Netivation.com's Common Stock is registered on the Nasdaq National Market System. The table below shows the high and low sales prices per share of the Common Stock since Netivation's Initial Public Offering on June 22, 1999:

                           Netivation.com Common Stock

                                                               HIGH                      LOW
                                                             --------                  --------
         Quarter Ended June 30, 1999                          10.1875                   7.5000
         Quarter Ended September 30, 1999                     12.9375                   4.0625
         Quarter Ended December 31, 1999                      9.00000                   4.3125

         As of December 31, 1999, Netivation.com had approximately 288 holders of record for 9,197,555 shares of issued and outstanding common stock.

         Netivation.com has paid $209,000 in dividends to preferred stock shareholders. Netivation.com does not expect to pay dividends in the foreseeable future. Netivation.com intends to use future earnings for reinvestment in its business. The Board of Directors will determine whether any future cash dividends will be paid and payment of any dividends will be dependent on Netivation.com's financial condition, results of operations, capital requirements and other such factors as the Board of Directors deems relevant.

         Since January 1, 1996, Netivation.com has issued and sold securities that were not registered under the Securities Act of 1933 ("Securities Act") as follows:

         1. During the period, Netivation.com authorized the grant of stock options to employees, consultants, directors and officers of Netivation.com as provided below:

                                                                     EXERCISE
                                                    NUMBER OF        PRICE PER
DATE                                                 GRANTS             SHARE
----                                                --------         ---------
June 1998 ................................          125,000          $   0.03
August 1998 ..............................           75,000          $   0.10
August 1998 ..............................           12,000          $   1.25
August 1998 ..............................           62,500          $   2.50
January 1999 .............................           77,625          $   1.25
January 1999 .............................           86,750          $   2.50
March 1999 ...............................           15,000          $   1.25
March 1999 ...............................           25,000          $   2.50
                                                    -------          ---------
                                   Total =          478,875
                                                    =======


         2. During the period, Netivation.com sold to employees, consultants, directors and affiliates of Netivation.com an aggregate of 505,000 shares of Common Stock pursuant to restricted stock purchase agreements.

         3. On September 27, 1997, Netivation.com issued an aggregate of 2,015,000 shares to two accredited investors in consideration for the transfer of technology to Netivation.com. No value was assigned to the technology as it had no cost basis and the common stock was deemed to have minimal value.

         4. On October 24, 1997 Netivation.com issued 150,000 shares of its Common Stock at a cash price of $.70 per share to one accredited investor.

         5. On February 23, 1998, Netivation.com issued 105,000 shares of its Common Stock at a cash price of $1.20 per share to six accredited investors.

         6. In March and July 1998, Netivation.com issued an aggregate of 150,000 shares of its Common Stock to one accredited investor in consideration of its entering into a bridge loan with Netivation.com.

         7. Commencing in November 1998 and ending in January 1999, Netivation.com sold an aggregate of 2,325,000 shares of its Series A Preferred Stock at a purchase price of $2.50 per share to accredited investors.

         8. Upon completion of Netivation.com's initial public offering, Netivation.com sold warrants to purchase 250,000 shares of common stock at an exercise price of $16.50 per share to the underwriters involved in the initial public offering. The total price of the warrants was $25.00.

         The sales and issuance of securities in the transactions described in paragraphs (1) and (2) above were deemed to be exempt from registration under the Securities Act by virtue of Rule 701 promulgated thereunder in that they were offered and sold either pursuant to written compensatory benefit plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

         The sales and issuances of securities in the transactions described in paragraphs (3) through (8) above were deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) thereof and/or Regulation D promulgated under the Securities Act. The purchasers in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends are affixed to the stock certificates issued in such transactions. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information.

         No underwriters were used in connection with these sales and issuances.

         After Netivation.com, Inc.'s initial public offering on June 22, 1999, Netivation.com, Inc. had a total of 8,660,070 shares of outstanding stock. Of these shares, 2,500,000 shares were freely tradeable on the public market without restriction under the Securities Act, except for any shares held by "affiliates" of Netivation.com.

         During 1999 Netivation.com sold 2,549,286 shares of common stock without registering the stock under the Exchange Act. Netivation.com sold the unregistered shares to each of the companies listed below under the terms of separate Agreements and Plans of Merger dated between June 22, 1999 and December 15, 1999. Under these Agreements and Plans of Merger Netivation.com purchased all of the issued and outstanding stock of these companies and these companies became wholly-owned subsidiaries of Netivation.com:

                               TYPE OF              NUMBER OF                                    EXEMPTION
NAME OF COMPANY               SECURITIES           SHARES GIVEN                  DATE            RELIED ON
---------------              ------------          ------------             ------------       -------------
Interlink Services, Inc.     Common Stock         126,429                   June 22, 1999      Section 4(2)

The Online Medical           Common Stock         192,857                   June 22, 1999      Section 4(2)
Bookstore, LLC

MEDMarket, Inc.              Common Stock         100,000                   October 18, 1999   Section 4(2)

Politicallyblack.com         Common Stock         30,000                    October 19, 1999   Section 4(2)

Raintree Communications      Common Stock         150,000, plus up to       October 21, 1999   Section 4(2)
Corporation                                       another 60,000 based on                      Section 4(6)
                                                  performance criteria;                        Rule 506
                                                  see Exhibit 2.3

Public Disclosure, Inc.      Common Stock         300,000                   October 22, 1999   Section 4(2)
                                                                                               Section 4(6)
                                                                                               Rule 506

Net.Capitol, Inc.            Common Stock         1,544,730, plus options   December 15, 1999  Section 3(a)(10)
                                                  to acquire 105,270                           Rule 506
                                                  additional shares; see
                                                  Exhibit 2.5

         Each selling stockholder was given the opportunity to review and discuss Netivation.com's business with the directors, officers, and management of Netivation.com. Each selling stockholder represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends are affixed to the stock certificates issued in such transactions. No underwriters were used in relation to these transactions.

         On June 22, 1999, Netivation.com's Registration Statement on Form SB-2 covering the offering of 2,500,000 shares of Netivation.com's Common Stock, Commission file number 333-74569 was declared effective. The offering commenced on June 23, 1999, and terminated upon the sale of all 2,500,000 shares of Netivation.com common stock. The offering was managed by EBI Securities Corporation and Millennium Financial Group, Inc. The total price to the public for the shares offered and sold by Netivation.com was $25,000,000. The amount of expenses incurred by Netivation.com in connection with the offering is as follows:

         Underwriting discounts and commissions               $   2,625,000
         Finders fees                                               136,000
         Expenses paid to or for the Underwriter                  1,431,000
                                                              -------------
         Total expenses                                       $   4,192,000

         All of the foregoing expenses were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten percent (10%) or more of Netivation.com's common stock; or (iii) affiliates of Netivation.com.

         The net proceeds of the offering to Netivation.com (after deducting the Underwriter's discounts and commissions and offering expenses) was $20,808,000. From the settlement date, the net proceeds have been used in the following manner, in the following reasonably estimated amounts:

         - Investments in debt instruments of the United States Government and its agencies and investments in marketable equity securities: 15,500,000; and investments in other securities: $500,000
         -    Acquisition of other businesses: $855,000
         -    Loan to Oron Strauss, Votenet General Manager: $133,000
         -    Working Capital: $3,820,000

ITEM 6.  MANAGEMENT'S  PLAN OF OPERATION

GENERAL.

         Netivation.com is an Internet company incorporated in the State of Delaware. Its strategy is to build significant revenues by developing leading Internet communities for large, targeted markets. Netivation.com commenced current operations in September 1997 and began generating revenues on the sale of advertising and sponsorships in January 1999.

         Acquisitions play a major part in Netivation.com's growth strategy. Netivation.com acquired seven (7) companies during 1999. All acquisitions were accounted for by the purchase method of accounting, so they were accounted for at their fair market values and included prospectively in the financial statements from the respective acquisition dates. The acquired companies represented a substantial portion of Netivation.com's growth during the second half of 1999 as compared to the first half of 1999.

         In June 1999, Netivation.com acquired both Interlink Services, Inc., and The Online Medical Bookstore, Inc. Interlink Services was acquired for 126,429 shares of Netivation.com common stock and $50,000 and The Online Medical Bookstore was acquired for 192,857 shares and $250,000. Interlink Services provides website design and hosting services and The Online Medical Bookstore sells medical books and supplies via e-commerce. Both companies became wholly-owned subsidiaries of Netivation.com.

         In October 1999, Netivation.com acquired the following companies, which are now wholly-owned subsidiaries of Netivation.com:

               - MEDMarket, Inc., a developer of Internet e-commerce websites for medical manufacturers and suppliers for $100,000 and 100,000 shares of Netivation.com common stock.

               - PoliticallyBlack.com, the leading political information center for African Americans for $55,000 and 30,000 shares of Netivation.com common stock.

               - Raintree Communications Corporation, a provider of automated voice and data services for grassroots lobbying for $100,000 and 150,000 shares of Netivation.com common stock, plus up to another 60,000 shares based on performance criteria.

               - Public Disclosure, Inc., the provider of FECInfo, a comprehensive website of Federal Election Commission information on federal candidates and interest groups for $190,000 and 300,000 shares of Netivation.com common stock.

         On December 15, 1999, Netivation.com acquired 100 percent of the outstanding stock of Net.Capitol, Inc., a leading provider of Internet-based products for public affairs and political organizations, including the AFL-CIO, IBM, the National Association of Realtors and the United States Senate. Netivation.com received all of the outstanding shares of Net.Capitol's capital stock in exchange for 1,544,730 shares of Netivation.com common stock, options to acquire 105,270 additional shares, plus payment of $410,220 to the Net.Capitol preferred shareholders. With the completion of the acquisition, Net.Capitol, Inc. became a wholly-owned subsidiary of Netivation.com.

         Revenues are generated from e-commerce merchandise sales, website development and hosting, Internet access, software licenses and advertising.

         Sales of products directly to customers through e-commerce are recognized when shipped. In these transactions the Company acts as merchant-of-record. Accordingly, the Company records as revenue the full sales price of the product sold and records the full cost of the product to the Company as cost of revenues, upon shipment of the product.

         Software licensing costs and website development revenues are generally recognized when all elements essential to the functionality of the software or the website have been delivered. Where the Company has significant continuing involvement with the licensee, revenues are deferred and recognized over the term of the agreement. Hosting contracts typically have a term of one year, with fees charged on a monthly basis.

         Advertising consists of the sale of impressions on one or more of the Company's network of websites for cash or barter. Advertising revenues are recognized ratably over the term of the applicable agreement.

         Internet access is billed on a monthly basis and is earned as billed. Hosting contracts typically have a term of one year, with fees charged on a monthly basis.

         Deferred revenue consists primarily of prepaid licensing and hosting fees that are being amortized over their contract life.

REVENUES.

         In 1999, the Company generated revenues of $1.0 million. The Company did not recognize any revenues from its inception through December 31, 1998. Revenues expanded significantly the second half over the first half of 1999, with over 87% of the year's annual revenues occurring in the second half. Most of the revenue growth was the result of companies acquired during the year. The Company ended 1999 with $0.6 million in deferred revenues. We expect that some of our revenues will be seasonal. We may experience seasonality in its advertising, membership traffic, and some e-commerce revenues. We also expect that business usage of the Internet, and of our products and services, may typically decline during the summer and year-end vacation and holiday periods.

COST OF REVENUE.

         Cost of revenue primarily consists of the cost of books and medical supplies sold over the Internet as well as some of the payroll costs for technology employees. In 1999, cost of revenue and payroll costs for services provided represented sixty-nine percent (69%) of revenues.

GROSS MARGINS.

         Gross margins dollars were $0.3 million or thirty-one percent (31%) of revenues. The Company offers discounts on certain items as promotional opportunities. These promotions lower gross margin percentages on the specific items offered, but are intended to attract more customers.

         In the future, our gross margin will be affected by the mix of products and services sold. Because of our lack of experience in predicting revenues and product mix, we are not able to predict the gross margin we may generate in future years. Periodically, we may sell our products and services at a loss and experience negative gross margins as we attempt to develop market share and attract members to our communities. Further, we expect to experience significant fluctuations in our operating results in the future as a result of our early stage of development.

OPERATING EXPENSES.

         In 1999, operating expenses totaled $9.0 million, compared with $2.1 million in 1998. Product development expenses grew from $0.2 million in 1998 to $1.1 million in 1999. Sales and marketing expenditures increased in 1999 to $2.3 million compared to $0.6 million in 1998. General and administrative expenses grew from $0.8 million in 1998 to $3.3 million in 1999. Amortization expenses due to acquisitions were $1.1 million in 1999 which compares to no amortization in 1998. In 1999, stock compensation was $1.2 million in relation to $0.6 million in 1998. Operating expenses grew mostly from a growth in head count, as well as increasing expenditures for advertising, marketing programs, and professional services fees. The increase in operating expenses primarily reflects our transition to the stage of marketing and offering our services. For example, the number of employees increased from 29 in December 1998 to 131 as of December 31, 1999. We believe that expansion of our operations is essential to achieve a strong market position. As a consequence, we intend to continue to increase our expenditures in all operating areas for the foreseeable future.

LOSS FROM OPERATIONS.

         The Company's loss from operations in 1999 was $8.7 million, compared with $2.1 million in 1998. The Company has, and will continue to incur substantial costs to create, introduce, and enhance its products and services, to develop content, to build brand awareness, and to grow its business.

RECENT ACCOUNTING PRONOUNCEMENTS.

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The implementation of SOP 98-1 did not have a material impact on the Company's financial position or results of operations.

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities." SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start up activities and organization costs to be expensed as incurred. The implementation of SOP 98-5 did not have a material impact on the Company's financial position or results of operations.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires the recognition of all derivatives as either assets or liabilities and the measurement of those instruments at fair value. The required adoption period is effective for the issuance of Netivation's March 31, 2001 quarterly financial statements. The implementation of SFAS No. 133 is not expected to have a material impact on Netivation's financial position or results of operations. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" issued in August 1999, postpones for one year the mandatory effective date for adoption of SFAS No. 133 to January 1, 2001.

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. The Company believes its revenue recognition practices are in conformity with the guidelines prescribed in SAB No. 101.

TOTAL INTEREST AND OTHER INCOME.

         Interest and other income net of expense for 1999 totaled $0.3 million, compared with interest expense of $0.2 million in 1998. The change was primarily due to the use of proceeds from the Company's June 1999 initial public offering that were invested in United States Government debt securities.

INCOME TAXES.

         We have not paid income taxes as we have lost money since inception.

         As of December 31, 1999, we had net operating loss, or "NOL," carryforwards of approximately $2.6 million that expire between 2012 and 2019. In accordance with the Internal Revenue Code of 1986, as amended, change in ownership of greater than 50% within a three year period results in an annual limitation of our ability to utilize our NOL carryforwards to offset future taxable income.

NET LOSS AND LOSS PER SHARE.

         The Company's net loss applicable to common shareholders in 1999 was $8.6 million, compared with $2.3 million in 1998. The loss per basic and diluted share was $1.35 in 1999 versus $0.69 in 1998. Management expects continuing losses for the foreseeable future and there is no assurance that profitability will be achieved.

YEAR 2000.

         No material costs were incurred and operations were not materially impacted by the Year 2000 issue.

LIQUIDITY AND CAPITAL RESOURCES.

         On June 22, 1999, Netivation.com completed its initial public offering of 2,500,000 shares of common stock, resulting in net proceeds of $20,808,000. As of December 31, 1999, Netivation.com had cash and cash equivalents totaling $15.5 million, compared to $1.9 million as of December 31, 1998.

         Since its June 1999 IPO, Netivation.com acquired seven companies that enhance and extend the range of the Company's products and services. The Company paid total consideration of 2,549,286 shares of Netivation.com common stock and $1,105,220 cash to acquire the outstanding stock of these companies.

         In 1999, cash used in operating activities was $6.6 million. Cash used in operating activities consisted mostly of funding the Company's net operating losses.

         Capital expenditures for 1999, consisting primarily of the seven acquisitions and the purchase of additional computer equipment, were $1.2 million.

         For 1999, cash provided by financing activities of $21.4 million was primarily due to Netivation.com's private placement and initial public offering, which raised net proceeds of $20.8 million.

         Netivation.com estimates that its current cash balance will be sufficient to fund its operations, working capital, capital expenditures, and business growth through the year 2000. At its current stage of business development, Netivation.com's quarterly revenues and results of operations may be materially affected by, among other factors, development and introduction of products, time to market, market acceptance, demand for Netivation.com's products, the effects of competition, and general economic conditions. As a result, there can be no assurance that Netivation.com will be sufficiently funded beyond 2000. At this time, Netivation.com has no debt or established lines of credit.

         Subsequent to December 31, 1999, the Company has entered into multiple marketing agreements whereby the Company will work with Internet content providers to provide political content and public affairs services. These contracts require the payment of approximately $3,400,000 during the year 2000, plus warrants to purchase shares of the Company's stock.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Netivation.com, Inc.:

         We have audited the accompanying consolidated balance sheets of Netivation.com, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the period ended December 31, 1997 and for each of the years in the two year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether these financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Netivation.com, Inc. and Subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for the period ended December 31, 1997 and for each of the years in the two year period ended December 31, 1999, in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                    s / Arthur Andersen LLP

Seattle, WA
March 21, 2000

ITEM 7.  FINANCIAL STATEMENTS
NETIVATION.COM, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           As of December 31,
                                                        =======================
                                                           1998          1999
                                                        -----------------------
ASSETS

Current assets:
  Cash and cash equivalents                                $1,907      $15,504
  Short term investments                                      880        -
  Subscriptions receivable                                  1,183        -
  Accounts receivable, net of allowance
  of $172 in 1999                                           -              295
  Prepaids and other                                           35          388
                                                        ----------    ---------

    Total current assets                                    4,005       16,187


Equipment and furniture, net                                   94          815
Investments                                                                918
Goodwill, net                                               -            5,116
Intangible assets, net                                      -           10,225
Other assets                                                -              182
                                                        ----------    ---------

Total assets                                               $4,099      $33,443
                                                        ==========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable                                           $172      $ 1,293
  Accrued compensation                                        163          163
  Other accrued expenses                                       28          738
  Convertible note to stockholder, net                        501        -
  Advances from stockholders                                   95        -
  Deferred revenue                                          -              619
                                                        ----------    ---------

    Total current liabilities                                 959        2,813
                                                        ----------    ---------


Mandatorily redeemable common stock option                    391        -
Other long-term liabilities                                    24           75
                                                        ----------    ---------
                                                              415           75
                                                        ----------    ---------

Stockholders' equity
  8% Convertible preferred stock, $.01 par value
  3,500,000 shares authorized 2,325,000 and no
  shares issued and
  outstanding, respectively, preference in liquidation
  of $3,938 at December 31, 1998                            3,317
  Subscriptions receivable for 5,840,770 shares of
  preferred stock                                           1,183
  Common stock and additional paid-in capital,
  $.01 par value, 25,000,000 shares authorized,
  3,473,270 and 10,890,056 shares issues and
  outstanding                                                 628       41,187
  Accumulated other comprehensive income                                   393
  Accumulated deficit                                      (2,403)     (11,025)
                                                        ----------    ---------
    Total stockholders' equity                              2,725       30,555
                                                        ----------    ---------

Total liabilities and stockholders' equity                 $4,099      $33,443
                                                        ==========    =========


          The accompanying notes are an integral part of these balance sheets.

NETIVATION.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                           Year ended December 31,
                                                      =================================
                                                         1997       1998        1999
                                                      ---------------------------------
Revenues:
Electronic commerce merchandise sales                                          $    548
Website development, consulting and hosting                -           -            450
                                                      ---------   ---------   ---------
                                                           -           -            998
                                                      ---------   ---------   ---------

Cost of revenues:
Electronic commerce merchandise sales                                               567
Website development, consulting and hosting                -           -            117
                                                      ---------   ---------   ---------
                                                           -           -            684
                                                      ---------   ---------   ---------
Gross margin                                               -           -            314
                                                      ---------   ---------   ---------
Operating expenses

  General and administrative                           $     43    $    837       3,351
  Sales and marketing                                        18         551       2,274
  Research and development                                              171       1,054
  Amortization of intangible assets                                               1,068
  Stock-based compensation                                              586       1,232
                                                      ---------   ---------   ---------
                                                             61       2,145       8,979
                                                      ---------   ---------   ---------

Loss from operations                                        (61)     (2,145)     (8,665)
                                                      ---------   ---------   ---------

Interest (expense) income, net                             -           (183)        252
                                                      ---------   ---------   ---------

Loss before income taxes                                    (61)     (2,328)     (8,413)

Provision for income taxes                                 -           -         -
                                                      ---------   ---------   ---------

Net loss                                                    (61)     (2,328)     (8,413)

Preferred stock dividends earned                           -            (14)       (209)
                                                      ---------   ---------   ---------

Net loss available to common stock                     $    (61)   $ (2,342)   $ (8,622)
                                                      =========   =========   =========

Historical basic and diluted loss per share               (0.02)      (0.69)      (1.35)
                                                      =========   =========   =========

Historical weighted average shares
outstanding used to compute loss per share            3,168,270   3,417,377   6,385,080
                                                      =========   =========   =========


              The accompanying notes are an integral part of these
                      consolidated financial statements.

NETIVATION.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      COMMON STOCK AND
                                    8% CONVERTIBLE                    ADDITIONAL PAID-
                                   PREFERRED STOCK                       IN CAPITAL                     ACCUMULATED
                                  ------------------   SUBSCRIPTIONS   ----------------                    OTHER
                                   NUMBER OF           RECEIVABLE FOR  NUMBER OF          ACCUMULATED  COMPREHENSIVE
                                    SHARES    AMOUNT  PREFERRED STOCK   SHARES    AMOUNT    DEFICIT        INCOME       TOTAL
                                  ----------  ------  ---------------  ---------  ------  -----------  -------------  ---------
Issuance of shares in
  September 1999 in exchange for
  technology rights and
  previously existing corporate
  entity (Note 1)                         --  $   --      $   --       3,068,270  $   --    $    --                    $     --
Issuance in October 1997 of
  shares for cash
  at $.70 per share                       --      --          --         150,000     105         --                         105
Net loss                                  --      --          --              --      --        (61)                        (61)
                                  ----------  ------  -------------   ----------  ------  -----------  -------------  ----------
Balance at December 31, 1999              --      --          --       3,218,270     105        (61)                         44
Issuance in February 1998 of
  shares for cash
  at $1.20 per share                      --      --          --         105,000     126         --                         126
Issuance in March 1998 of shares
  in connection with issuance of
   8% convertible debenture               --      --          --         137,500     165         --                         165
Issuance in July 1998 of shares
  in connection with modification
  of terms of 8% convertible
  debenture                               --      --          --          12,500      15         --                          15
Grant in August 1998 of 75,000
  common stock options at $.10
  per share                               --      --          --              --     180         --                         180
Grant in August 1998 of 12,000
  common stock options at $1.25
  per share                               --      --          --              --      15         --                          15
Issuance in November and December
  1998 of 8% convertible preferred
  stock at $2.50 per share, net
  of issuance costs of $621        1,575,000   3,317          --              --      --         --                       3,317
Subscriptions to 543,948 shares
  of preferred stock, net of
  issuance costs of $177                  --      --        1,183             --      --         --                       1,183
Preferred stock dividend                  --      --          --              --      --        (14)                        (14)
Imputed interest on advances from
  stockholders                            --      --          --              --      22         --                          22
Net loss                                  --      --          --              --      --     (2,328)                     (2,328)
                                  ----------  ------  -------------   ----------  ------  -----------  -------------  ----------
Balances at December 31, 1998      1,575,000  $3,317      $ 1,183      3,473,270  $  628    $(2,403)                    $ 2,725
Issuance in January 1998 of 8%
  convertible preferred stock
  at $2.50 per share, net of
  issuance costs of $116             750,000   1,582      $(1,183)            --      --         --                         399
Issuance in January 1999 of
  restricted stock as
  compensation for directors              --      --          --          30,000      19         --                          19
Grant of stock options                    --      --          --              --   1,249         --                       1,249
Preferred stock converted to
  common stock on initial
  public offering                 (2,325,000) (4,899)         --       2,325,000   4,899         --                          --
Issuance of common stock on
  initial public offering                 --      --          --       2,500,000  23,250         --                      23,250
Issuance of shares
  in satisfaction of services
  rendered                                --      --          --          12,500      31         --                          31
Preferred stock dividend                  --      --          --              --      --       (209)                       (209)
Issuance of stock for businesses
  acquired                                                             2,549,268  11,111                                 11,111
Unrealized gain on marketable
  equity securities                                                                                             393         393
Net loss                                  --      --          --              --      --     (8,413)                     (8,413)
                                  ----------  ------  -------------   ----------  ------  -----------  -------------  ----------
Balances at December 31, 1999             --      --           --     10,890,038  41,187   $(11,025)            393    $ 30,555
                                  ----------  ------  -------------   ----------  ------  -----------  -------------  ----------
                                  ----------  ------  -------------   ----------  ------  -----------  -------------  ----------


  The accompanying notes are an integral part of these financial statements.

NETIVATION.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
DOLLARS IN THOUSANDS


                                                                          Year ended December 31,
                                                                =============================================
                                                                  1997             1998                1999
                                                                --------         --------            --------
Cash flows from operating activities:
    Net loss                                                    $    (61)        $ (2,328)           $ (8,413)
Adjustments to reconcile net loss to net cash used
by operating activities:
    Depreciation                                                      --               17                  86
    Amortization of intangible assets                                 --               --               1,068
    Expense associated with issuance of stock options                 --              586               1,232
    Imputed interest  on advances from stockholders                   --               22                  --
    Amortization of Debt Discount                                     --              131                  --
Changes in assets and liabilities, net of amounts acquired:
    Accounts receivable                                               --               --                 (56)
    Prepaids/Other                                                    --              (35)               (568)
    Long-Term Receivables                                             --               --                (133)
    Deposits                                                          13               --                 (49)
    Accounts payable                                                  --              159                (198)
    Other Current Liabilities                                         --              177                  (2)
    Deferred Revenues                                                 --               --                 474
                                                                --------         --------            --------
Net cash used by operating activities                                (48)          (1,271)             (6,559)
                                                                --------         --------            --------
Cash flows from investing activities:
    Purchase of equipment and furniture                              (10)             (77)               (540)
    Investment in MoneyZone                                           --               --                (525)
    Purchase of short-term investments                                --             (880)                  0
    Proceeds from short-term investments                              --               --                 880
    Acquisition cost of Businesses, net of cash acquired              --               --              (1,033)
                                                                --------         --------            --------
Net cash flows from investing activities                             (10)            (957)             (1,218)
                                                                --------         --------            --------
Cash flows from financing activities:
    Proceeds from Britannia Holdings Loan                             --              550                  --
    Repayment of Britannia Holdings Loan                              --               --                (550)
    Equipment Loans and Leases                                        --               --                  --
    Issuance of common stock for cash                                105              126              25,000
    Cost of common stock issuance                                     --               --              (4,192)
    Proceeds from sale of 8% preferred stock                          --            3,938               1,582
    Proceeds from advances from shareholders                          --              189                  --
    Preferred Stock offering costs                                    --             (621)                 --
    Repay advances from shareholders                                  --              (94)                (95)
    Repurchase preferred shares                                       --               --                (113)
    Payment of Interest on Convertible Note                           --               --                 (49)
    Payment of Preferred Dividends                                    --               --                (209)
                                                                --------         --------            --------
Net cash provided by financing activities                            105            4,088              21,374
                                                                --------         --------            --------
Net increase in cash and equivalents                                  47            1,860              13,597
Cash and cash equivalents at beginning of period                      --               47               1,907
                                                                --------         --------            --------
Cash and cash equivalents at end of period                      $     47         $  1,907            $ 15,504
                                                                ========         ========            ========

                 The accompanying notes are an integral part of these consolidated financial statements.

NETIVATION.COM, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 1999
(Dollars in thousands, except per share data)

NOTE 1--ORGANIZATION AND DESCRIPTION OF BUSINESS

         Netivation.com, Inc. ("Netivation" or the "Company"), a Delaware corporation, formerly named Nelloro Corporation (Nelloro), was originally formed in 1993 for the purposes of acquiring interests in mineral properties. The Company, which has its headquarters in Post Falls, Idaho, commenced its current operations after acquiring the technology developed by the existing management team in exchange for 2,500,000 shares of Nelloro common stock on September 26, 1997. No value was assigned to the technology as it had no net book value at the time of the transaction and the common stock was deemed to have minimal value. The transaction has been accounted for as a reverse acquisition with Netivation as the acquiror. Netivation's existing business operations commenced upon the acquisition of the technology. Therefore, historical financial statements prior to September 26, 1997 are not presented. Additionally pro forma financial information for Nelloro is not presented as the assets and results of operations for Nelloro were not significant.

         The Company develops, designs and markets software and websites focused on the political and medical communities. These communities, known as vertical portals, are for individuals, groups and businesses sharing a common interest.

         The Company emerged from the development stage during 1999. The Company is subject to the risks and challenges associated with other companies at a similar stage of development including dependence on key individuals, successful development and marketing of its products and services, the acceptance of the Internet as a medium for advertising, competition from substitute services and larger companies with greater financial, technical, management and marketing resources. Further, during the period required to develop commercially viable products, services and sources of revenues, the Company may require additional funds.

         On June 23, 1999, the Company closed its initial public offering
(IPO) of 2,500,000 shares of common stock at $10.00 per share, for net proceeds of $23.2 million. At closing, all of the Company's issued and outstanding shares of convertible preferred stock were converted into 2,325,000 shares of common stock. As discussed in Note 3, Netivation completed the acquisition of Interlink Services, Inc. and The Online Medical Bookstore, Inc. simultaneous with the effectiveness of the IPO.

NOTE 2 --SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION.

         The Company's consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

STOCK SPLIT AND REINCORPORATION.

         On May 17, 1999, the Company effected a one-for-two reverse stock split of its common and preferred stock and reincorporated in Delaware. All share and per share amounts in the accompanying financial statements have been adjusted retroactively to give effect to this reverse stock split.

ESTIMATES AND ASSUMPTIONS.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS.

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVESTMENTS.

         Investments consist of equity securities of publicly held companies. The Company classifies investments as available for sale under Statement of Financial Accounting Standards No. 115. Investments are carried at fair market value, with unrealized holding gains and losses reported as a separate component of stockholders' equity. Fair market value is based on quoted market prices. The Company's short-term investments consist solely of investments in the common stock of publicly-traded companies and are recorded at fair market value. Unrealized holding gains and losses, net of tax effect, are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. Dividend and interest income is recognized as earned. Investments have been classified as non-current assets in the accompanying financial statements due to management's current intent to hold such investments.

EQUIPMENT AND FURNITURE.

         Equipment and furniture are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation is determined using the straight-line method over the expected useful lives of the assets which range from three to five years.

GOODWILL AND OTHER INTANGIBLE ASSETS.

         Intangible assets consist primarily of acquired technology, assembled workforce, customer base and goodwill related to acquisitions accounted for under the purchase method of accounting. Amortization of these purchased intangibles is provided on the straight-line basis over the respective useful lives of the assets, primarily three years. The Company identifies and records impairment losses on intangible and other assets when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the regulatory or business climate and projected future cash flows from the respective asset. As of December 31, 1999, intangible assets consisted of the following:

Acquired technology           $4,955

Assembled workforce            3,299

Customer base                  2,439

Goodwill                       5,716
                             --------
Less:  Accumulated
        Amortization           1,068
                             --------

                              $15,341
                             ========


FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. Fair values of cash and cash equivalents and short-term investments approximate cost due to the short period of time to maturity. The fair values of financial instruments that are short-term and/or that have little or no market risk are considered to have a fair value equal to book value. Assets and liabilities that are included in this category are accounts receivable and accounts payable.

         The Company performs initial and ongoing evaluations of its customers' financial position, and generally extends credit on open account, requiring collateral as deemed necessary. The Company maintains allowances for potential credit losses.

INCOME TAXES.

         The Company recognizes deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and tax carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized.

REVENUE RECOGNITION.

         Revenues are generated from e-commerce merchandise sales, website development and hosting, internet access, software licenses and advertising.

         Sales of products directly to customers through e-commerce are recognized when shipped. In these transactions the Company acts as merchant-of-record. Accordingly, the Company records as revenue the full sales price of the product sold and records the full cost of the product to the Company as cost of revenues, upon shipment of the product.

         Software licensing costs and website development revenues are generally recognized when all elements essential to the functionality of the software or the website have been delivered. Where the Company has significant continuing involvement with the licensee, revenues are deferred and recognized over the term of the agreement. Hosting contracts typically have a term of one year, with fees charged on a monthly basis.

         Internet access is billed on a monthly basis and is earned as billed. Hosting contracts typically have a term of one year, with fees charged or a monthly basis.

         Advertising consists of the sale of impressions on one or more of the Company's network of websites for cash or barter. Advertising revenues are recognized ratably over the term of the applicable agreement.

         Deferred revenue consists primarily of prepaid licensing and hosting fees that are being amortized over their contract life.

STOCK-BASED COMPENSATION.

         The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS 123, the Company applies Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plan.

ADVERTISING COSTS.

         The cost of advertising is expensed as incurred. During the periods ending December 31, 1997, 1998 and 1999, the Company incurred advertising expense of $0, $50, and $364, respectively.

RESEARCH AND DEVELOPMENT.

         Research and development costs are expensed as incurred and consist primarily of salaries, supplies and contract services.

SOFTWARE DEVELOPMENT COSTS

         Under the criteria set forth in Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the product, which the Company has defined as the completion of beta testing of a working product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue estimated economic life and changes in software and hardware technology. Amounts that could have been capitalized under this statement after consideration of the above factors were immaterial and, therefore, no software development costs have been capitalized by the Company to date.

STATEMENTS OF COMPREHENSIVE LOSS

There were no reclassification adjustments as defined in SFAS 130 "Reporting Comprehensive Income" or income tax provision related to the unrealized gain on investment during the year ended December 1, 1999.

LOSS PER SHARE

         In accordance with SFAS No. 128, "Computation of Earnings Per Share," basic earnings per share is computed by dividing net loss available to common stock (net loss less preferred stock dividend requirements) by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares of common stock issuable upon the conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method); common equivalent shares are excluded from the calculation if their effect is antidilutive. The company has not had any issuances or grants for nominal consideration as defined under Staff Accounting Bulletin 98.

         Diluted net loss per share for all periods shown does not include the effects of the convertible preferred stock and shares issuable upon the exercise of stock options and warrants as the effect of their inclusion is antidilutive during each period.

RECENT ACCOUNTING PRONOUNCEMENTS.

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The implementation of SOP 98-1 did not have a material impact on the Company's financial position or results of operations.

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities." SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start up activities and organization costs to be expensed as incurred. The implementation of SOP 98-5 did not have a material impact on the Company's financial position or results of operations.

         In June 1998, the Fiancial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires the recognition of all derivatives as either asets or liabilities and the measurement of those instruments at fair value. The requried adoption period is effective for the issuance of Netivation's March 31, 2001 quarterly financial statements. The implementation of SFAS No. 133 is not expected to have a matereial impact on Netivation's financial position or results of operations. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" issued in August 1999, postpones for one year the mandatory effective date for adoption of SFAS No. 133 to January 1, 2001.

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. The Company believes its revenue recognition practices are in conformity with the guidelines prescribed in SAB No. 101.

NOTE 3 - ACQUISITIONS

         On June 22, 1999, simultaneous with the IPO, the Company acquired Interlink Services, Inc., a website design and hosting services company and The Online Medical Bookstore, Inc., (collectively referred to as the "Companies") a discount medical book and medical supply e-commerce company. Netivation paid aggregate cash consideration for the two acquisitions of $300 and 319,286 shares of its common stock. The acquisition of the Companies has been accounted for using the purchase method of accounting. The excess purchase price of approximately $3.6 million, was allocated to goodwill, and is being amortized over a three-year life.

         In October 1999, the Company acquired MEDMarket, Inc. (MEDMarket), politicallyblack.com, Inc. (politicallyblack) and Raintree Communications Corporation (Raintree). MEDMarket develops Internet e-commerce websites for medical manufacturers and supplier companies. Politicallyblack is an Internet website focusing on political issues important to African Americans. Raintree developed an automated voice response and data service for grassroots lobbying. The Company paid aggregate consideration of $255 and issued
280,000 unregistered shares of the Company's common stock for a total purchase price of $1,710. The acquisitions were accounted for using the purchase method of accounting. Of the excess purchase price of approximately $1,760, $359 of was allocated to acquired technology, $252 was allocated to assembled workforce, $115 was allocated to customer base and $1,034 was allocated to goodwill, all of which are being amortized over a three-year life.

         In October 1999, the Company acquired Public Disclosure, Inc. (Public Disclosure). Public Disclosure developed FECInfo, a relational database that takes every federal campaign contribution over the last ten years and is sold as an annual subscription. Netivation paid aggregate consideration of $190 and 300,000 unregistered shares of the Company's common stock for a total purchase price of $1,337. The acquisition was accounted for using the purchase method of accounting. Of the excess purchase price of approximately $1,333, $800 was allocated to acquired technology, $200 was allocated each to assembled workforce and customer base and $133 was allocated to goodwill, all of which are both being amortized over a three-year life.

         In December 1999, the Company acquired NetCapitol, Inc., (NetCapitol). NetCapitol develops and hosts websites for special interest groups to effect grass roots lobbying efforts for national, state and local political issues. Netivation paid consideration of $410 and 1,544,730 unregistered shares of the Company's common stock for a total purchase price of $8,909. The acquisition was accounted for using the purchase method of accounting. Of the excess purchase price of approximately $9,491, $3,797 was allocated to acquired technology, $2,847 was allocated each to assembled workforce, $1,898 was allocated to customer base and $949 was allocated to goodwill, all of which are both being amortized over a three-year life.

         In connection with the acquisitions, net assets acquired were as follows:

Cash                        $   57
Accounts receivable             33
Property and equipment         131
Other assets                    32
Liabilities                   (873)
                         ----------
                            $ (620)
                         ==========

UNAUDITED PRO FORMA COMBINED RESULTS

         The following summarizes the unaudited pro forma results of the Company's operations for the years ended December 31, 1998 and 1999 assuming all of the business combinations occurred as of January 1, 1998. The pro forma results are presented for the purposes of additional analysis only and do not purport to present the results of operations that would have occurred for the periods presented or that may occur in the future.

Years ended:
                                                          December 31, 1998       December 31, 1999
                                                          -----------------       -----------------
Revenues................................................    $  1,495                  $  2,132
Net loss before taxes...................................      (2,427)                   (9,151)
Net loss per share......................................       (0.38)                    (1.43)

NOTE 4--FEDERAL INCOME TAXES

         The Company did not provide an income tax benefit for any of the periods presented because it has experienced operating losses since inception. The Company's total tax net operating loss carryforwards were approximately $7.6 million at December 31, 1999 which expire between 2012 and 2019. The significant components of the deferred tax asset at December 31, 1998 and 1999, were as follows:

                                                         1998            1999
                                                        -----           -------
   Net operating loss carryforward                      $ 609           $ 2,580
   Stock compensation..                                   199               618
   Other                                                   --               216
                                                        -----           -------
   Deferred tax asset.                                    808              3414
   Deferred tax asset valuation allowance                (808)            (3414)
                                                        -----           -------
                                                        $  --           $    --
                                                        =====           =======

         The valuation allowance on deferred tax assets increased by $787 and $2,606 during 1998 and 1999, respectively.

         In accordance with certain provisions of the Internal Revenue Code, as amended, a change in ownership of greater than 50% of a company within a three year period results in an annual limitation on the Company's ability to utilize its net operating loss ("NOL") carryforwards from tax periods prior to the ownership change.

NOTE 5--DEBT

CONVERTIBLE NOTE PAYABLE TO STOCKHOLDER.

         At December 31, 1998, the Company had an 8% convertible note (the "Note") with a principal balance of $550, and accrued interest payable quarterly. The Note was due on March 16, 1999, and was paid in full by the Company in January 1999. The Company issued 137,500 shares of the Company's common stock to the lender in connection with the granting of the loan in March 1998 and issued an additional 12,500 shares of common stock in July 1998 in exchange for a modification of the escrow requirements. The fair market value of these shares at the date of issuance has been reflected as a debt discount in the accompanying financial statements and is being accreted to interest expense over the original one year life of the agreement, using the effective interest rate method.

         As of December 31, 1998, the unamortized debt discount on the Note was $49. Amortization expense related to the debt discount was $131 and $49 for the periods ended December 31, 1998 and 1999, respectively.

ADVANCES FROM STOCKHOLDERS.

         During 1998, the Company obtained advances totaling $189 from principal stockholders for working capital purposes. These loans were payable on demand. The advances were non-interest bearing, and were not collateralized. Interest totaling $22 was imputed on these advances based on an effective interest rate consistent with the convertible note payable discussed above. The balance of these advances to stockholders at December 31, 1998 was $95. In January 1999, all advances were paid in full by the Company.

NOTE 6--STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK.

         In June 1999, the Company's IPO became effective and all issued and outstanding shares of preferred stock converted into shares of common stock on a 1:1 basis.

         In January 1999 the Company increased the authorized amount of preferred stock to 3,500,000 shares, with a par value of $.01. Shares of preferred stock may be issued from time to time in one or more series, with designations, rights, preferences and limitations established by the Company's Board of Directors.

         The company has designated shares of preferred stock as Series A Convertible preferred stock (Series A). Holders of Series A are entitled to annual dividends at 8% of the original issue price of the shares held. No distributions may be made to holders of common stock until all cumulative dividends on Series A have been paid.

         If the net profits in any year are not sufficient to pay this dividend, either in whole or in part, then any unpaid portion of the dividend will become a charge against the net profits of the Company, and will be paid in full out of the net profits of the Company in subsequent years before any dividends are paid on the common stock of the Company in those years. For a period of three (3) years from the issue date at the Company's option, the Company may satisfy any accrued preferred stock dividend, or portion thereof, with preferred stock in lieu of cash. After three (3) years from the date hereof, if the Company has a positive cash flow in sufficient amount to pay accrued preferred stock dividends, ("Sufficient Positive Cash Flow"), then any accrued preferred stock dividend will be payable in cash. If, after three (3) years from the date hereof, the Company does not have Sufficient Positive Cash Flow, then any accrued preferred stock dividend will be payable in preferred stock. To account for the preferred stock dividend, the Company has recorded $14 as a charge to deficit accumulated in the development stage in the accompanying 1998 statement of stockholders' equity.

         The shares of preferred stock are not entitled to vote at meetings of the stockholders of the Company and are not entitled to participate in the profits of the Company beyond the fixed, preferential annual dividend provided herein. Each share of Series A is convertible, at the option of the holder, into one half share of common stock, subject to adjustment to prevent dilution. Each share of Series A is automatically convertible into common stock upon the closing of a public offering or other change in control that meets certain conditions.

         During 1998, the Company issued 1,575,000 shares of Series A preferred stock and received subscriptions for 543,948 shares of Series A preferred stock at $2.50 per share. The cash from these subscriptions was received in January 1999. The Company has reflected these subscriptions receivable in the accompanying December 31, 1998 financial statements net of offering costs. In January 1999, the Company received net proceeds of approximately $450 related to the sale of 206,052 additional shares of Series A preferred stock.

STOCK OPTION PLAN.

         In July 1998, the stockholders and Board of Directors approved a Nonqualified Stock Option and Restricted Stock Plan. In March 1999, the Company amended and restated this plan as the 1999 Equity Incentive Plan (the "Plan"). The Board of Directors has the authority to determine all matters relating to incentive and non-qualified stock options and restricted stock to be granted under the Plan, including the selection of individuals to be granted options, number of shares to be subject to each option, the exercise price and the term and vesting period, if any. Options generally vest over periods ranging up to five years and have lives up to ten years from date of grant. Options outstanding at December 31, 1999 have an average remaining contractual life of nine (9) years. At December 31, 1999, exercise prices ranged from $1.25 to $10.00 per share.

         The Company also has a non-qualified stock plan (the "Non-Qualified Plan") for the benefit of employees and consultants. The Company has 1,000,000 shares authorized under the Non-Qualified Plan. As of December 31, 1999, the Company issued 105,270 shares and there are 894,730 shares remaining.

         The following table summarizes the Company's stock option activity:



----------------------------------------------------------------------------------------
                                                        1998                      1999
----------------------------------------------------------------------------------------
                                          OPTIONS     WEIGHTED     OPTIONS      WEIGHTED
                                                       AVERAGE                  AVERAGE
                                                      EXERCISE                  EXERCISE
                                                        PRICE                    PRICE
----------------------------------------------------------------------------------------
Outstanding at beginning of period          --                     274,500        $ .66
----------------------------------------------------------------------------------------
Granted                                   274,500       $.66       653,225        $6.21
----------------------------------------------------------------------------------------
Exercised                                                            1,250        $1.25
----------------------------------------------------------------------------------------
Canceled                                                            23,750        $1.78
----------------------------------------------------------------------------------------
Outstanding at end of period              274,500       $.66       902,725        $4.75
----------------------------------------------------------------------------------------
Exercisable at the end of the period      274,500       $.66       415,956        $2.64
----------------------------------------------------------------------------------------


         The Company had reserved a total of 750,000 shares of common stock for issuance to its stock option holders under the plan and has 53,525 shares remaining in the Plan available for future grant as of December 31, 1999. There were 415,956 stock options exercisable at December 31, 1999 including those issued outside of the Plan. The following table summarizes information about all stock options, including those issued outside of the Plan, outstanding at December 31, 1999:


                        Options Outstanding                               Options Exercisable
     -----------------------------------------------------------        -------------------------
                                      Weighted
                                       Average         Weighted-                         Weighted
     Range of                         Remaining         Average                           Average
     Exercise     Number             Contractual        Exercise          Number         Exercise
     Prices       Outstanding           Life             Price          Outstanding       Price
     --------     -----------       -------------     -----------       -----------      --------
     $  .03          125,000         Indefinite          $ .03             125,000       $    .03
        .10           75,000                3.8            .10              75,000            .10
       1.25          143,375                9.0           1.25              40,375           1.25
       2.50          161,750                7.7           2.50              88,081           2.50
       5.38           48,850                9.9           5.38                   0             --
       6.00           40,000                9.9           6.00                   0             --
      10.00          310,000                9.5          10.00              87,500          10.00

         Under APB 25, the Company records compensation expense over the vesting period for the difference between the exercise price and the deemed fair market value for financial reporting purposes of stock options granted. In conjunction with grants made in 1998, the Company recorded $586 as stock compensation expense in the accompanying 1998 statement of operations.

         The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation expense been recognized on stock options issued based on the fair value of the options at the date of grant and recognized over the vesting period, the Company's net loss would have been increased to the pro forma amounts indicated below:


------------------------------------------------------------------------------
                                             DECEMBER 31,         DECEMBER 31,
                                                 1998                 1999
------------------------------------------------------------------------------
Net Loss:
------------------------------------------------------------------------------
   As reported                                 $(2,342)            $(8,622)
------------------------------------------------------------------------------
   Pro forma                                   $(2,342)            $(9,131)
------------------------------------------------------------------------------
Basic and diluted loss per share
------------------------------------------------------------------------------
   As reported                                 $  (.69)            $ (1.35)
------------------------------------------------------------------------------
   Pro forma                                   $  (.69)            $ (1.43)
------------------------------------------------------------------------------


         The weighted average grant date fair value of options granted in 1999 and 1998 was $1.93 and $3.19. The fair value of each options estimated using the Black-Scholes option pricing model that takes into account: (1) the fair value stock price at the grant date, (2) the exercise price, (3) estimated life of three years, (4) no dividends, (5) risk-free interest rates of 5.5% and (6) volatility of 110%. The initial impact on pro forma net loss may not be representative of compensation expense in future years when the effect of the amortization of multiple awards would be reflected in results of operations.

STOCK OPTIONS ISSUED OUTSIDE OF THE PLAN.

         In June 1998, the Company issued an option to purchase 125,000 shares (option shares) of common stock at a price of three cents ($.03) per share in exchange for consulting services. These options are fully vested and have no expiration date. The optionee has the right to tender all of its option shares back to the Company for cash and notes payable five years from the date of the original grant. The price to repurchase the option shares is equal to the number of shares multiplied by the fair market value of the underlying common stock, multiplied by 1.25. The right to tender the option shares back to the Company will expire if the Company's stock becomes publicly traded.

         As a measurement date was not known at December 31, 1998, the Company recorded stock compensation expense and a long-term liability of $391 in the accompanying 1998 financial statements. The compensation expense is based on the difference between the exercise price of the option and the estimated underlying fair market value of the common stock at December 31, 1998. The measurement date became known upon the effectiveness of the Company's IPO and, accordingly, compensation expense of $1,232 has been recorded in the 1999 statement of operations.

         In August 1998, the Company issued an option to purchase 75,000 shares of common stock at a price of ten cents ($.10) per share in exchange for consulting services. The Company has recorded stock compensation expense of $180 in the accompanying statement of operations based on the fair market value of the stock option on the date of the grant.

EMPLOYEE STOCK PURCHASE PLAN.

         In March 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan ("Purchase Plan"), to provide employees of the Company and its affiliates with an opportunity to purchase common stock through payroll deductions. The Purchase Plan will terminate at the Board of Directors' discretion. Under the Purchase Plan, 500,000 shares of common stock have been reserved for issuance.

         The Purchase Plan is intended to qualify as an employee stock Purchase Plan within the meaning of Section 423 of the Internal Revenue Code. The Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. A new offering period begins every 12 months. The Board of Directors has currently authorized an offering commencing on December 10, 1999, of the Company's common stock and ending December 9, 2000, with sequential 12-month offerings thereafter.

         The Company issued 30,000 shares of restricted stock to three non-employee directors in exchange for services performed during 1999. The shares of restricted stock are fully vested as the non-employee directors continued to serve the Company as of December 31, 1999.

STOCK WARRANTS.

         In connection with the Company's initial public offering, the Company agreed to issue warrants to purchase 250,000 shares of common stock at $16.50 per share. The warrants expire in 2004.

RESERVED FOR FUTURE ISSUANCE.

         The following common shares have been reserved for future issuance as of December 31, 1999:

     Employee stock options..........................   902,725
     Warrants........................................   250,000
                                                      ---------
                                                      1,152,725
                                                      =========



NOTE 7--RELATED PARTY TRANSACTIONS

         For the period ended December 31, 1997, two principal stockholders of the Company were entitled to receive base compensation totaling $42. These salaries were not paid, if the officers had received their 1997 salary, it would have increased loss per share by $.01 for the period ended December 31, 1997. (Also see Note 4.)

         During 1999, the Company loaned an employee and the former principal shareholder of an acquired entity $133 pursuant to the business combination. The loan accrues interest at 6.25% per annum, with 23 equal payments and a final balloon payment of $108.

NOTE 8--COMMITMENTS

INTERNET ACCESS.

         During 1999, the Company entered into an agreement with a third party for the provision of internet access and services. This agreement expires annually. Under the terms of this agreement, the Company is obligated to pay a total of $3.3 per month.

LEASES.

         The Company has entered into noncancelable operating lease agreements involving equipment and facilities through the year 2000. Rent expense totaled $0, $16 and $80 for the years ended December 31, 1997, 1998 and 1999, respectively.

Future minimum payments under the operating leases, as of December 31, 1999 are as follows:


Year Ended
December 31,
------------
2000........................................... $440
2001...........................................  406
2002...........................................  406
2003...........................................  406
2004...........................................  330
Thereafter.....................................   19
                                              ------
                                              $2,007


NOTE 9: SEGMENT INFORMATION

         The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during the second quarter of 1999. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available, evaluated regularly by the chief operating decision makers, or a decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is comprised of the chief executive officer and various executive vice presidents and general managers of the Company. The Company has identified two distinct reportable segments: political line of business and medical line of business. While the decision making group evaluates results in a number of different ways, the line of business management structure is the primary basis for which it assesses financial performance and allocates resources. The accounting policies of the line of business operating segments are the same as those described in the summary of significant accounting policies.

         The following table represents the Company's segment information for the year ended December 31, 1999:



                                                      December 31,
                                                          1999
                                                   -----------------
Revenue from Divisions:
MEDMarket.com, Medical Division                           $717
Votenet.com, Public Policy and Politics Division           281
                                                   -----------------
                                                           998

Cost of Revenues:
MEDMarket.com, Medical Division                           $622
Votenet.com, Public Policy and Politics Division            62
                                                   -----------------
                                                           684

Gross Margin:
MEDMarket.com, Medical Division                             95
Votenet.com, Public Policy and Politics Division           219
                                                   -----------------
                                                          $314

Profit Reconciliation:
Gross Profit for reportable segments                       314
Operating Expenses                                      (8,979)
Non Operating Expenses, net                                252
                                                   -----------------
Net Loss                                               ($8,413)


         The Company does not track assets by operating segments.
Consequently, it is not practicable to show assets by operationing segments.

NOTE 10 SUBSEQUENT EVENTS

         Subsequent to December 31, 1999, the Company has entered into multiple marketing agreements whereby the Company will work with Internet content providers to provide political content and public affairs services. These contracts require the payment of approximately $3,400 during the year 2000, plus 50,000 warrants to purchase shares of the Company's stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Netivation.com did not change accountants within the last two fiscal years, nor were there any reportable disagreements with its independent public accountants on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

         The following table describes certain information about
Netivation.com's executive officers ("Executive Officers") and directors.


         NAME                       AGE              POSITION
         Anthony J. Paquin          41      Chairman of Board of Directors, President and Chief
                                            Executive Officer

         Gary S. Paquin             48      Chief Marketing Officer, Secretary and Director

         James B. Arnold            33      Chief Financial Officer

         Michael R. Paquin          53      MEDMarket.com General Manager

         Oron Strauss               27      Votenet General Manager

         Kelly M. McCarthy          30      Vice President of Mergers and Acquisitions

         Donna L. Weaver            56      Director

         T. A. (Drew) Wahlin        52      Director

         Douglas K. Carnahan        58      Director


DESCRIPTION OF DIRECTORS

         Netivation.com's Board of Directors is divided into three classes of directors. Each director serves a staggered three-year term which expires at an annual meeting of stockholders. Each director is to serve on the Board of Directors until his or her term expires and until a successor is elected and has qualified, or until a director's earlier death, resignation, or removal.

         The current classes of directors are as follows:

         o Class I Directors: Gary S. Paquin and T. A. (Drew) Wahlin. The term of office for the Class I Directors expires as of the 2000 annual meeting.

         o Class II Director: Douglas K. Carnahan. The term of office for the Class II Director expires as of the 2001 annual meeting.

         o        Class III Directors: Anthony J. Paquin and Donna L. Weaver.
                  The term of office for the Class III Directors expires as of the 2002 annual meeting.

CLASSES OF DIRECTORS

     CLASS I -- DIRECTORS

         GARY S. PAQUIN - Mr. Paquin (48) has served as Netivation.com's Chief Marketing Officer since January 1999, as Netivation.com's Secretary since August 1998, and as a director of Netivation.com since September 1997. From August 1998 to January 1999, he served as Netivation.com's Chief Operating Officer. From August 1998 to February 1999, he served as Netivation.com's Treasurer. From 1997 to July 1998, Mr. Paquin served as Netivation.com's Vice President of Sales and Corporate Development. Mr. Paquin co-founded Agency One Corporation in 1989 and served as its Vice President until 1997. Previously, Mr. Paquin served as a regional manager for Computer Associates International, Inc. (NYSECCA), a software, support and integration services company, and held various management and marketing positions with International Business Machines Inc. (NYSECIBM). Mr. Paquin serves on the local United Way board of directors and served as chairman of the 1998 fund drive. Mr. Paquin is the brother of Anthony J. Paquin, Netivation.com's President and Chief Executive Officer, David C. Paquin, Netivation.com's Vice President of Human Resources, Michael R. Paquin, Netivation.com's MEDMarket.com General Manager, and brother-in-law to Kelly M. McCarthy, Netivation.com's Vice President of Mergers and Acquisitions.

         T. A. (DREW) WAHLIN - Mr. Wahlin (52) has served as a member of Netivation.com's Board of Directors since August 1998. Mr. Wahlin has served as the chairman of Netivation.com's audit committee and as a member of the compensation committee since March 1999. Mr. Wahlin has served as the managing principal of Idaho Consulting International, a consulting firm, since January 1994. Previously, Mr. Wahlin served as President and Chief Operating Officer of White Cloud Mountain Company, Inc., a wholesaler of coffee products, from January 1991 to March 1993. He holds a B.A. from the University of California, Davis and an M.B.A. from the University of Puget Sound. Mr. Wahlin is a Certified Public Accountant.

     CLASS II -- DIRECTOR:

         DOUGLAS K. CARNAHAN - Mr. Carnahan (58) has served as a member of Netivation.com's Board of Directors since 1998. Mr. Carnahan has served as the chairman of Netivation.com's compensation committee and as a member of the audit committee since March 1999. Mr. Carnahan served as Senior Vice President of Hewlett-Packard Company, a computer manufacturing company, from 1995 to 1998. He also served as general manager of the Measurement Systems Organization from 1993 to 1998. Currently, Mr. Carnahan serves on the board of directors of Molex, Inc. (Nasdaq MOLX), an electronic components company. Mr. Carnahan holds a B.S. from San Jose State University and an M.B.A. from Santa Clara University.

     CLASS III -- DIRECTORS:

         ANTHONY J. PAQUIN - Mr. Paquin (41) has served as Netivation.com's Chairman of the Board of Directors, President and Chief Executive Officer since September 1997. Mr. Paquin was a candidate in the primary elections for the United States House of Representatives in Idaho's First Congressional District during 1997 and 1998. Mr. Paquin co-founded Agency One Corporation, a company that developed software for the insurance industry in 1989, and served as its president and chief executive officer until 1993. Agency One Corporation was acquired in 1993 by Agency Management Services, an insurance software company ("AMS"), and a subsidiary of CNA Financial Corporation. Mr. Paquin served as the senior vice president of marketing of AMS from 1993 to March 1997. Mr. Paquin founded and is the president of the Idaho Technology Association. Mr. Paquin serves on the board of directors of MoneyZone.com, formerly known as EBONLINE. Mr. Paquin is the husband of Kelly M. McCarthy, Netivation.com's Vice President of Mergers and Acquisitions, and the brother of Gary S. Paquin, Netivation.com's Chief Marketing Officer and Secretary, David C. Paquin, Netivation.com's Vice President of Human Resources, and Michael R. Paquin, Netivation.com's MEDMarket.com General Manager.

         DONNA L. WEAVER - Ms. Weaver (56) has served as a member of Netivation.com's Board of Directors since August 1998. Ms. Weaver has also served as a member of Netivation.com's audit and compensation committees since March 1999. In 1985, Ms. Weaver founded Weaver, Field & London, Inc., an investor relations and corporate communications firm, and has served as its chairman since the firm's inception. Ms. Weaver currently serves as a director of Ross Stores Inc. (NasdaqCROST), a retail store chain, Crown Vantage Inc. (NasdaqCCVAN), a producer of paper products, and Hancock Fabrics Inc. (NYSECHKF), a retail and wholesale fabric company. Ms. Weaver served as volunteer campaign chairman of the successful 1996 Congressional Term Limits Initiative and the 1998 Congressional Term Limits Pledge Initiative in Idaho. She holds a B.S. from the University of Arizona and an M.S. from the Stanford Graduate School of Business.

DESCRIPTION OF EXECUTIVE OFFICERS AND KEY EMPLOYEES

         Below are descriptions for each of the Executive Officers and key employees.

JAMES B. ARNOLD (33) joined Netivation.com in October 1999 as its Chief Financial Officer. Previously, he served as the Chief Financial Officer of Imagination Software, Inc. in Silver Spring, Maryland. Prior to his employment at Imagination Software, he was Chief Financial Officer for AT&T Solutions, based in Chantilly, Virginia. From January to November of 1996, Mr. Arnold was Director of Corporate Financial Planning and Analysis at AT&T Solutions in Washington, D.C. From August 1994 to January 1996, he served as Business and Financial Director at AT&T Solutions. Prior to his employment at AT&T, Mr. Arnold held various financial positions with NCR Corporation in Dayton, Ohio and Rockville, Maryland. Mr. Arnold holds two bachelor's degrees in finance and accounting from Miami University and a master's degree in finance from The Johns Hopkins University.

DAVID C. PAQUIN (44) joined Netivation.com in June 1998 as a General Manager and currently serves as Netivation's Vice President of Human Resources. From March 1999 through August 1999 Mr. Paquin served as part of Netivation.com's executive officers and served as the Chief Operating Officer for Netivation.com. From April 1994 to June 1998, Mr. Paquin served as the Manager of Customer Service, Human Resources and Sales at AMS. From April 1989 to April 1994, he served as the Manager of Technical and Manager Training at Mohawk Power Corporation, an electric power utility in Oswego, New York. Mr. Paquin holds a B.S. from the State University of New York and an M.S. from the New York Institute of Technology. Mr. Paquin is the brother of Anthony J. Paquin, Netivation.com's President and Chief Executive Officer, Gary S. Paquin, Netivation.com's Chief Marketing Officer and Secretary, Michael R. Paquin, Netivation.com's MEDMarket.com General Manager, and brother-in-law to Kelly M. McCarthy, Netivation.com's Vice President of Mergers and Acquisitions.

MICHAEL R. PAQUIN (53) is MEDMarket.com General Manager. Mr. Paquin has 15 years of senior management-level experience with Ingersoll Naxos and Western Atlas, Inc., both in Illinois, and with General Motors, Buick Motor Division, in Flint, Michigan. His experience includes international strategic and tactical planning, foreign trade and investment negotiation, sales management and service, and workforce management.

ORON STRAUSS (27) has served as Netivation.com's Votenet General Manager since December 1999. Prior to that, he was Chief Executive Officer and a Director of Net.Capitol from October 1996 to December 1999 and President of Net.Capitol from January 1998 to December of 1999. Oron graduated from Dartmouth College in 1995, where he graduated cum laude and majored in History and Government. He was Editor-in-Chief of The Dartmouth Review from 1993 to 1994 and served on the Board of Directors of the Hanover Review, Inc. from 1993 to 1995.

KELLY M. MCCARTHY (30) recently joined Netivation.com as Vice President of Mergers and Acquisitions. She is an investment and corporate financial specialist with experience in diverse areas of investment banking, including initial public offerings, secondary offerings, private placement funding, and mergers and acquisitions. Ms. McCarthy was previously employed at EBI Securities Corp. in Denver, Colorado as syndicate manager and in 1996 was promoted to executive vice president of investment banking. Prior to 1993, she worked as an investment specialist in EBI Securities Corp.'s Spokane, Washington branch. Ms. McCarthy is the wife of Anthony J. Paquin, Netivation.com's President and Chief Executive Officer and the sister-in-law to Gary S. Paquin, Netivation's Chief Marketing Officer and Secretary, David C. Paquin, Netivation's Vice President of Human Resources, and Michael R. Paquin, Netivation.com's MEDMarket.com General Manager.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Section 16(a) of the Securities Exchange Act of 1934 requires Netivation.com's executive officers, directors, and persons owning more than 10% of a registered class of Netivation.com's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish Netivation.com with copies of all Section 16(a) forms they file. Based solely on its review of such forms and written representations from certain reporting persons that they have complied with the relevant filing requirements, Netivation.com believes that all filing requirements applicable to its executive officers, directors, and greater than 10% stockholders were complied with as of December 31, 1999, with the exception of a Form 3 Initial Statement of Beneficial Ownership for James B. Arnold which was filed one day late and two Form 5 annual statement of beneficial ownership, one for Donna L. Weaver and one for Oron Strauss.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     This table details certain summary information concerning compensation paid to or accrued by Netivation.com on behalf of Netivation.com's chief executive officer and each of Netivation.com's other executive officers, as of the end of the last fiscal year ("Named Executive Officers") and for the fiscal years ended December 31, 1997, December 31, 1998, and December 31, 1999.

                           SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------
                                                                                    Long-Term
                                                                                  Compensation
                                                                                 ---------------
                                                Annual Compensation                 Awards(3)
-----------------------------------------------------------------------------------------------------------------
                                                                  Other Annual     Securities        All Other
Name and Principal          Year    Salary ($)     Bonus ($)(1)  Compensation(2)   Underlying    Compensation ($)
Position                                                                           Options (#)
-----------------------------------------------------------------------------------------------------------------
Anthony J. Paquin,          1999     $150,000       $50,000           ----           62,500           $ 1,309(4)
Chairman of the Board       1998     $100,600         ----            ----            ----            $   432(4)
and President, Chief        1997        N/A           N/A             N/A              N/A              N/A
Executive Officer
-----------------------------------------------------------------------------------------------------------------
Michael R. Paquin,          1999     $ 41,666(5)      ---             ----            ----            $18,000(6)
MEDMarket.com General       1998        N/A           N/A             N/A              N/A              N/A
Manager                     1997        N/A           N/A             N/A              N/A              N/A
-----------------------------------------------------------------------------------------------------------------
Gary S. Paquin,             1999     $125,000       $50,000           ----           43,750           $ 1,309(4)
Chief Marketing Officer     1998     $100,200         ----            ----            ----            $   817(4)
and Secretary               1997        N/A           N/A             N/A              N/A              N/A
-----------------------------------------------------------------------------------------------------------------
James B. Arnold,            1999     $ 28,125(5)      ----            ----           40,000           $45,185(6)
Chief Financial Officer     1998        N/A           ----            ----             N/A              N/A
                            1997        N/A           N/A             N/A              N/A              N/A
-----------------------------------------------------------------------------------------------------------------
Kelly M. McCarthy,          1999     $ 41,666(5)      ----                           16,180(7)        $90,518(5)
Vice President of           1998        N/A           N/A             N/A              N/A              N/A
Mergers and Acquisitions    1997        N/A           N/A             N/A              N/A              N/A
-----------------------------------------------------------------------------------------------------------------
Oron Strauss,               1999     $ 5,208(5)     $20,000(8)        ----            ----             ----
Votenet General             1998        N/A           ----            ----            ----             ----
Manager                     1997        N/A           ----            ----            ----             ----


-----------------------------------------------------------------------------------------------------------------


See footnotes below and on next page.

(1) For the fiscal year ended December 31, 1999, Netivation.com did not have a formal bonus plan. The Board of Directors and The Compensation Committee determined the size of the bonus for the Chief Executive Officer and for The Chief Marketing Officer.

(2) Consists of gains on the exercise of options equal to the difference between the exercise price and the market price on the exercise date. No options were exercised by the Named Executive Officers during the 1999 fiscal year. Certain incidental personal benefits that are furnished to Netivation.com's executive officers may result from expenses incurred in attracting and retaining qualified personnel. For fiscal year 1999, Netivation.com did not provide any incidental benefits to any of the Named Executive Officers not otherwise noted on the Summary Compensation Table.

(3) Netivation.com has no stock appreciation rights (SARs). The awards consist of stock options granted under the 1999 Equity Incentive Plan. Options vest at a rate of 1/3 per year over a period of three years beginning on December 31, 1999, unless pursuant to the terms of the stock option grants, the vesting schedule is accelerated.

(4) Netivation.com pays the premiums for a combined life-insurance policy on Anthony J. Paquin and Gary S. Paquin of which Netivation.com is the beneficiary. The total annual premium is $2,168.04 or $1,309.02 each for these Named Executive Officers.

(5) Several Named Executive Officers joined Netivation.com during the 1999 fiscal year. Michael R. Paquin joined Netivation.com in August 1999 as the MEDMarket.com General Manager. Mr. Paquin's salary represents his earnings from August 1, 1999 through December 31, 1999.

     James B. Arnold joined Netivation.com in October 1999 as the Chief Financial Officer. Mr. Arnold's salary represents his earnings from October 1999 through December 31, 1999.

     Kelly M. McCarthy joined Netivation.com in August 1999 as the Vice President of Mergers and Acquisitions. Ms. McCarthy's salary represents her earnings and her commission from August 1999 through December 31, 1999.

     Oron Strauss became President and Chief Executive Officer of Net.Capitol, Inc., a Delaware corporation and wholly-owned subsidiary of Netivation.com on December 15, 1999. He currently serves as Votenet General Manager. Votenet is a division of Netivation.com. Mr. Strauss' salary represents his earnings from December 15, 1999 through December 31, 1999.

     Netivation.com signed employment agreements with Mr. Arnold and Mr. Strauss. See the section entitled "Executive Employment Agreements" for details.

(6) Netivation.com paid the relocation expenses for Mr. Paquin and Mr. Arnold for their moves from Chicago and Virginia, respectively.

(7) Ms. McCarthy received a Warrant Agreement to purchase 16,180 shares of Netivation.com common stock as part of her compensation in assisting with Netivation.com's initial public offering when she worked at EBI Securities Corp.

(8) Mr. Strauss' bonus was negotiated as part of the acquisition of Net.Capitol, Inc.

STOCK OPTION GRANTS IN THE LAST FISCAL YEAR

         In 1999, the Board of Directors granted stock options under Netivation.com's 1999 Equity Incentive Plan ("Equity Incentive Plan"). For 1999, Netivation.com reserved 750,000 shares of common stock to issue as stock awards to directors, executive officers, and employees. The number of shares of common stock available under the Equity Incentive Plan is adjusted annually on January 1 based on 15% of the aggregate of (i) the total shares of common stock outstanding and (ii) the number of shares of stock Netivation.com is obligated to issue under specific contracts, as of such date.

         Netivation.com also has a non-qualified stock plan (the
"Non-Qualified Plan") for the benefit of employees and consultants. Netivation.com has 1,000,000 shares authorized under the Non-Qualified Plan. As of December 31, 1999, Netivation.com issued 105,270 shares and there are 894,730 shares remaining under the Non-Qualified Plan.

         The Equity Incentive Plan and the Non-Qualified Plan are administered by the Compensation Committee. The Compensation Committee makes recommendations to the Board of Directors as to who receives options or other stock awards, the number of shares in each option or award, when the options may be exercised, and the exercise price of the option. The table below details information about the stock options granted during 1999 to the Named Executive Officers under the Equity Incentive Plan and the Non-Qualified Plan.


----------------------------------------------------------------------------------------------------
                                   OPTION GRANTS IN LAST FISCAL YEAR
                                           INDIVIDUAL GRANTS
----------------------------------------------------------------------------------------------------
                            Number of Securities  % of Total Options
                                 Underlying       Granted to Employees  Exercise Price    Expiration
             Name              Options Granted     in Fiscal Year(4)     ($/SH)(5)           DATE
             ----              ---------------     -----------------     ---------           ----
     Anthony J. Paquin             25,000(1)           3.65%            $2.50         12/31/08
                                   37,500(2)           5.47%            $1.25         12/31/08

     Michael R. Paquin               ---               - 0 -             ---             ---

     Gary S. Paquin                25,000(1)           3.65%            $2.50         12/31/08
                                   18,750(2)           2.73%            $1.25         12/31/08

     James B. Arnold               40,000(3)           5.84%            $6.00         12/01/09

     Kelly M. McCarthy               ---               - 0 -             ---             ---

     Oron Strauss                    ---               - 0 -             ---             ---
----------------------------------------------------------------------------------------------------

(1) Options vest at a rate of 1/3 a year over a period of three (3) years beginning on December 31, 1999, unless the vesting schedule is accelerated according to the terms of the stock option grant. In the event of a change of control, as defined in the 1999 Equity Incentive Plan, all outstanding options become exercisable immediately. Options expire three (3) months after an optionee's employment with Netivation.com is terminated for any reason, unless the termination results from optionee's permanent disability, or death.

     In the case of an optionee's disability, a vested option does not expire until one (1) year after optionee's disability. In the case of an optionee's death, a vested option does not expire until eighteen (18) months after an optionee's death. Options expire ten (10) years from the grant date. Options cease vesting upon termination of employment for any reason. As of December 31, 1999, one-third (1/3) of the options granted to executive officers and employees in the last fiscal year vested and are fully exercisable.

(2) Options under the Equity Inventive Plan consist of regular stock options and bonus stock options which vest in full on December 31, 2003, with accelerated vesting on December 31, 1999, if certain revenue goals were met. Of the Named Executive Officers, Mr. Anthony Paquin holds 25,000 regular options and 12,500 bonus options and Mr. Gary Paquin holds
     12,500 regular options and 6,250 bonus options. As of December 31, 1999, 50% of the regular options vested as Netivation.com's revenue was between $500,000 and $999,000. As of December 31, 1999, none of the bonus options vested.

(3) Under the Equity Incentive Plan one-third of Mr. Arnold's shares vest annually beginning on October 11, 2000 and continuing each year thereafter, based on continued service to the Company. In the event Netivation.com is acquired, all of Mr. Arnold's shares vest immediately.

(4) During the 1999 fiscal year, 85 of Netivation.com's 131 employees were granted options under the 1999 Equity Incentive Plan. During the 1999 fiscal year, the total number of shares granted to Named Executive Officers was: 146,250 shares from the 1999 Equity Incentive Plan. During the 1999 fiscal year, the total number of shares granted to Netiviation.com employees was 579,475 shares from under the Equity Incentive Plan. During the 1999 fiscal year, the total number of shares granted under the Non-Qualified Plan was 105,270 shares, for a total of 684,745 shares granted from both plans granted to Netiviation.com employees or employees of the subsidiaries. None of the named executive officers received options under the Non-Qualified Plan.

(5) Represents the exercise price of Netivation.com's common stock as determined by the Board of Directors under the Equity Incentive Plan.

AGGREGATED STOCK OPTIONS

         The table below provides information concerning aggregated unexercised stock options held as of the 1999 fiscal year-end and the stock options exercised during the 1999 fiscal year by the Named Executive Officers under the Equity Incentive Plan.

    AGGREGATED OPTIONS/EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES


--------------------------------------------------------------------------------------------------------------------
                                                      Number of Securities Underlying      Value of Unexercised
                                                          Unexercised Options at         In-the-Money Options at
                                                           December 31, 1999(1)          December 31, 1999(1), (2)
                          Shares
                        Acquired on       Value
        Name           Exercise (#)    Realized ($)   Exercisable     Unexercisable    Exercisable   Unexercisable
        ----           ------------    ------------   -----------     -------------    -----------   -------------
Anthony J. Paquin            -              -            20,833           41,667         $83,332.25           -0-

Michael R. Paquin            -              -              -                -               -                 -

Gary S. Paquin               -              -            14,583           29,167         $55,207.25           -0-

James B. Arnold              -              -            - 0 -            40,000          - 0 -               -0-

Kelly M. McCarthy            -              -              -                -               -                 -

Oron Strauss                 -              -              -                -               -                 -



(1) The table includes regular options and bonus options vested under Netivation.com's 1999 Equity Incentive Plan as of December 31, 1999.

(2) The values in these columns are the aggregate amount by which the market price per share at closing of $5.75 on December 31, 1999, exceeded the exercise price for each of the options.

DIRECTOR COMPENSATION

         FEES PAID FOR SERVICES. In 1999, Netivation.com paid its non-employee directors a $150 fee for their services at each Board of Directors meeting they attended and a per diem fee to reimburse their travel and lodging expenses.

         In November 1999, the Compensation Committee agreed to increase non-employee director's compensation to $1,000 for each Board of Directors meeting attended, $500 for each committee meeting attended and $500 for each telephonic Board of Directors or telephonic committee meeting the non-employee director attended. The non-employee directors will continue to receive reimbursement for travel and lodging expenses based on each director's location.

         STOCK RECEIVED FOR SERVICES FOR 1999. In January 1999, each non-employee director received a stock grant and a stock option grant under the 1999 Equity Incentive Plan. The stock grant was for 10,000 shares of Netivation.com common stock which became fully vested on December 31, 1999. The option grant was for 2,500 shares of Netivation.com common stock of which 1/3 vested on December 31, 1999.

         In February 22, 2000, the Compensation Committee agreed that each non-employee director receive a 10,000 share stock option grant for their efforts in assisting Netivation.com with its IPO. The exercise price for these shares was $6.31, the fair market value of the stock, as of January 3, 2000. These stock options are fully vested.

EMPLOYMENT AGREEMENTS

         EXECUTIVE EMPLOYMENT AGREEMENTS. In 1999, Netivation.com signed employment agreements with several of its executive officers. These employment agreements were with Anthony J. Paquin, Gary S. Paquin, David C. Paquin, James
B. Arnold, and Oron Strauss. Additionally, Netivation.com has key-man life insurance policies in the amount of $1,000,000 each on Mr. Anthony J. Paquin and Mr. Gary S. Paquin.

         In January 1999, Netivation.com signed an employment agreement with Anthony J. Paquin as Netivation.com's President and Chief Executive Officer. Mr. Paquin's employment agreement expires on December 31, 2001. During 1999, Mr. Paquin received an annual base salary of $150,000 plus stock options. In addition, due to Mr. Paquin's efforts during 1999, the Compensation Committee decided to grant Mr. Paquin a bonus of $50,000. In November 1999, the Compensation Committee also agreed to increase Mr. Paquin's annual base salary to $225,000.

         In January 1999, Netivation.com signed an employment agreement with Gary S. Paquin, which expires on December 31, 2001. During 1999, Mr. Gary Paquin received an annual base salary of $125,000 plus stock options. In November 1999, the Compensation Committee agreed to give Mr. Paquin a bonus of $50,000 for his services during 1999.

         In January 1999, Netivation.com also signed an employment agreement with David C. Paquin, Chief Operations Officer, with a base salary of $80,000 plus stock options. Mr. Paquin resigned from this position and as an executive officer in September 1999 to become Netivation.com's Vice President of Human Resources. The terms of Mr. Paquin's employment agreement remained the same.

         On September 23, 1999, Netivation.com signed an employment agreement with James B. Arnold as Netivation's Chief Financial Officer. Mr. Arnold's employment agreement expires October 11, 2002. In 1999, Mr. Arnold received an annual base salary of $112,500 plus stock options. In November 1999, the Compensation Committee adjusted Mr. Arnold's base compensation to $140,000 and decided he will be eligible to receive a bonus in subsequent years.

         On December 15, 1999, Netivation.com signed an employment agreement with Oron Strauss as the President and Chief Executive Officer of Net.Capitol. Mr. Strauss's employment agreement expires December 14, 2002. Subsequently, Mr. Strauss's job title has been changed to Votenet General Manager.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This table details the amount of Netivation.com's common stock owned as of March 27, 2000, by each person who is known by Netivation.com to beneficially own more than 5% of Netivation.com's common stock. The table also shows information concerning beneficial ownership by all directors, each executive officer named in the Summary Compensation Table, and by all directors and executive officers as a group.

                          BENEFICIAL OWNERSHIP TABLE

--------------------------------------------------------------------------------------------------------------------
TITLE OF CLASS: COMMON STOCK
--------------------------------------------------------------------------------------------------------------------
                                                                                        Amount &
                        Name and Address                                               Nature of          Percent
                       of Beneficial Owner                                          Beneficial Owner(1)  of Class(2)
--------------------------------------------------------------------------------------------------------------------
BENEFICIAL OWNERS:

  Gary S. Paquin, (3),(5) Chief Marketing Officer and Secretary                      992,733           9.16%
  806 Clearwater Loop, Suite N
  Post Falls, Idaho 83854

  Oron Strauss, (3),(5) Votenet General Manager                                      729,620           6.74%
  666 11th Street N.W.
  Washington, D.C. 20001


DIRECTORS, EXECUTIVE OFFICERS AND MANAGEMENT: (4)

  Anthony J. Paquin, (3),(6) Chairman of the Board of Directors,
  President and Chief Executive Officer                                              512,408           4.73%

  James B. Arnold, (3) Chief Financial Officer                                         2,000              *

  David C. Paquin, (3),(7) Vice President of Human Resources                         256,875           2.37%

  Michael R. Paquin, (3) MEDMarket.com General Manager                                 2,000              *

  Kelly M. McCarthy, (3),(8) Vice President of Mergers and Acquisitions               16,180              *

  Donna L. Weaver, (3),(4),(9) Director                                              248,333           2.29%

  T.A. (Drew) Wahlin, (3),(4),(10) Director                                           83,333              *

  Douglas K. Carnahan, (3),(4) Director                                               20,833              *

All directors, executive officers and management as a group                        2,864,315          25.29%
    (10 persons): (11),(12)
--------------------------------------------------------------------------------------------------------------------

--------------------

*  Represents holding of less than 1%

1 For purposes of this table, shares are considered to be "beneficially" owned if the person holds them either directly or indirectly. "Beneficially" owned includes the shares a person has the right to acquire within 60 days of December 31, 1999. Unless otherwise indicated in the footnotes to this table and subject to the community property laws where applicable, each of the stockholders named in this table has sole voting and investment power regarding the shares beneficially owned by the shareholder.

2 The percentage of stock ownership is based on 10,832,883 outstanding shares of Netivation.com common stock, adjusted as required by the rules promulgated by the SEC.

3 Includes the shares which certain Netivation.com executive officers, directors and management have the right to acquire pursuant to outstanding options as of the date of this table. The shares which these executive officers and directors are eligible to acquire are as follows: Mr. Anthony Paquin 20,833; Mr. Gary Paquin 14,583; Mr. Arnold -0-; Mr. David Paquin 6,875; Mr. Michael R. Paquin -0-; Mr. Strauss 23,333; Ms. McCarthy -0-;
   Ms. Weaver 10,833; Mr. Wahlin 10,833; and Mr. Carnahan 10,833; all directors and executive officers as a group 159,998. Netivation.com's executive officers, directors, and management will not receive and options within 60 days after the date of this table.

4 Includes the shares granted to Netivation.com's non-employee directors for 1999 compensation and for which there are no restrictions, as follows: Ms. Weaver 10,000, Mr. Wahlin 10,000; and Mr. Carnahan 10,000.

5 Gary S. Paquin and Oron Strauss are considered executive officers. Mr. Paquin serves as the Chief Marketing Officer and Secretary of Netivation.com and owns 978,150 shares individually. Mr. Strauss serves as Votenet General Manager and owns 706,287 shares individually.

6  Mr. Anthony Paquin owns 491,575 shares individually.

7  Mr. David Paquin owns 250,000 shares individually.

8 Ms. McCarthy holds warrants to purchase 16,180 shares of Netivation.com common stock.

9 Ms. Weaver holds 227,500 shares jointly with her husband, C.R. Weaver, in a family trust.

10 Idaho Consulting International, a sole proprietorship owned by Mr. Wahlin, holds an option to purchase 62,500 shares of Netivation.com common stock at an exercise price of $.03 per share.

11 Includes shares described in the notes above.

12 Netivation.com is not aware of any transaction or arrangements which would result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On October 31, 1998, Anthony J. Paquin and Gary S. Paquin loaned Netivation.com $88,300 and $88,800 through unsecured promissory notes which did not bear interest. In January 1999, Netivation.com paid the notes in full.

         In September, 1999, Netivation.com invested $525,000 in MoneyZone.com, formerly known as EBONLINE, an Internet company. Mr. Anthony Paquin serves as a director on MoneyZone.com's Board of Directors but does not receive compensation for his services.

         In December, 1999, Netivation.com made a personal loan to Oron Strauss for $132,774.00. The interest rate on this loan is 6.25% and the loan is to be paid over the next two (2) years.

         Until August 31, 1999, Kelly McCarthy served as the Vice President of Corporate Finance for EBI Securities Corporation ("EBI"). EBI was the underwriter of Netivation.com's initial public offering which became effective June 22, 1999. Ms. McCarthy also is an NASD member for Series 7 and Series 24 securities.

         Netivation.com believes these transactions were obtained with terms similar to those agreements Netivation.com could have obtained through third parties.

INDEMNIFICATION OF EXECUTIVE OFFICERS AND DIRECTORS

         Netivation.com's Bylaws provide that Netivation.com will indemnify its directors and Executive Officers and may indemnify its other officers, employees, and other agents to the fullest extent not prohibited by law. Netivation.com believes that indemnification under its Bylaws covers at least negligence by indemnified parties, and requires Netivation.com to advance litigation expenses in the case of shareholder derivative actions or other actions against an undertaking by the indemnified party to repay such advances if it is ultimately determined that the indemnified party is not entitled to indemnification. Netivation.com is also empowered under its Bylaws to enter into indemnification contracts with its directors and officers and to purchase insurance on behalf of any person whom it is required or permitted to indemnify. In accordance with this provision, Netivation.com has entered into indemnity agreements with its directors and officers. Netivation.com also has in effect directors and officers liability insurance coverage.

         Netivation.com's Certificate of Incorporation provides that, under Delaware law, its directors will not be liable for monetary damages for breach of the directors' fiduciary duty of care to Netivation.com and its stockholders. This provision in the Certificate of Incorporation does not eliminate the duty of care, and in appropriate circumstances, equitable remedies such as injunctive or other forms of nonmonetary relief will remain available under Delaware law. In addition, each director will continue to be subject to liability for breach of the director's duty of loyalty to Netivation.com, for acts or omissions not in good faith or involving intentional misconduct, for knowing violations of law, for actions leading to improper personal benefit to the director, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Delaware law. The provision also does not affect a director's responsibilities under any other laws, such as the federal securities laws or state or federal environmental laws.

         Currently, there is no pending litigation or proceeding involving a director, Executive Officer, employee, or other Netivation.com agent where indemnification is sought. Netivation.com is not aware of any threatened litigation that may result in indemnification claims by any director, Executive Officer, employee, or other agent.

         Any future transactions between Netivation.com and its Executive Officers, directors, and affiliates will be on terms no less favorable to Netivation.com than can be obtained from unaffiliated third parties, and any material transactions with such persons will be approved by a majority of Netivation.com's disinterested directors.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS

The following documents are filed as Exhibits to this Form 10-KSB:

          2.1 Agreement and Plan of Merger and Reorganization, dated as of September 17, 1999, among Netivation.com, Inc., Netivation.com Merger Two Corp., MEDMarket, Inc., and MEDMarket's selling shareholders; incorporated by reference to Exhibit 2.1 to the Registrant's form 8-K filed November 10, 1999 (Commission File No. 000-26337).

          2.2 Agreement and Plan of Merger, dated as of October 12, 1999, among Netivation.com, Inc., Netivation.com Merger Six Corp., Politicallyblack.com, Inc. and the Selling Stockholders of Politicallyblack.com, Inc.; incorporated by reference to
                  Exhibit 2.2 to the Registrant's form 8-K filed November 10, 1999 (Commission File No. 000-26337).

          2.3 Agreement and Plan of Merger, dated as of October 19, 1999, among Netivation.com, Inc., Netivation.com Merger Four Corp., Raintree Communications Corporation and the Selling Stockholders of Raintree Communications Corporation; incorporated by reference to Exhibit 2.3 to the Registrant's form 8-K filed November 10, 1999 (Commission File No. 000-26337).

          2.4 Agreement and Plan of Merger, dated as of October 22, 1999, among Netivation.com, Inc., Netivation.com Merger Five Corp., Public Disclosure, Inc., and the Selling Stockholders of Public Disclosure, Inc.; incorporated by reference to Exhibit
                  2.4 to the Registrant's form 8-K filed November 10, 1999 (Commission File No. 000-26337).

          2.5 Agreement and Plan of Merger, dated as of November 17, 1999, among Netivation.com, Inc., Netivation.com Merger Corp., Net.Capitol, Inc. and the Representing Stockholders of Net.Capitol, Inc.; incorporated by reference to Exhibit 2.0 to the Registrant's Form 8-K filed December 29, 1999 (Commission File No. 000-26337).

         3.(i)1 Articles of Incorporation of the Registrant, as amended, as filed with the Secretary of State of the State of Nevada; incorporated by reference to Exhibit 3.(i)1 to the Registrant's Form SB-2 Registration Statement filed March 17, 1999, as amended May 18, 1999, June 14, 1999, and June 16,
                  1999 (Commission File No. 000-26337).

         3.(i)2 Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware; incorporated by reference to Exhibit 3.(i)2 to the Registrant's Form SB-2 Registration Statement filed March 17, 1999, as amended May 18, 1999, June 14, 1999, and June 16, 1999 (Commission File No. 000-26337).

         3.(i)3 Form of Restated Certificate of Incorporation of the Registrant, effective upon the closing of Registrant's initial public offering; incorporated by reference to Exhibit 3.(i)3 to the Registrant's Form SB-2 Registration Statement filed March 17, 1999, as amended May 18, 1999, June 14, 1999, and June 16, 1999 (Commission File No. 000-26337).

         3.(ii)1  Nevada Bylaws of the Registrant; incorporated by reference to
                  Exhibit 3.(ii)1 to the Registrant's Form SB-2 Registration Statement filed March 17, 1999, as amended May 18, 1999, June 14, 1999, and June 16, 1999 (Commission File No. 000-26337).

         3.(ii)2 Delaware Bylaws of the Registrant; incorporated by reference to Exhibit 3.(ii)2 to the Registrant's Form SB-2 Registration Statement filed March 17, 1999, as amended May 18, 1999, June 14, 1999, and June 16, 1999 (Commission File No. 000-26337).

         3.(ii)3 Form of Restated Bylaws of the Registrant, effective upon the closing of Registrant's initial public offering; incorporated by reference to Exhibit 3.(ii)3 to the Registrant's Form SB-2 Registration Statement filed March 17, 1999, as amended May 18, 1999, June 14, 1999, and June 16, 1999 (Commission File No. 000-26337).

         10.1     Employment Agreement for James B. Arnold

         10.2     Employment Agreement for Oron Strauss

         10.3 Lease Agreement for location at 11th and G Streets, Suite 1100 in Washington, D.C.

         10.4     Non-Qualified Stock Plan

         21.1     List of Subsidiaries of Registrant

         23.1     Consent of Arthur Andersen

         27.1     Financial Data Schedule

(b)      REPORTS ON FORM 8-K.

Registrant's form 8-K filed November 10, 1999, as amended (Commission File No. 000-26337):

         - Agreement and Plan of Merger and Reorganization, dated as of September 17, 1999, among Netivation.com, Inc., Netivation.com Merger Two Corp., MEDMarket, Inc., and MEDMarket's selling shareholders;

         - Agreement and Plan of Merger, dated as of October 12, 1999, among Netivation.com, Inc., Netivation.com Merger Six Corp., Politicallyblack.com, Inc. and the Selling Stockholders of Politicallyblack.com, Inc.;

         - Agreement and Plan of Merger, dated as of October 19, 1999, among Netivation.com, Inc., Netivation.com Merger Four Corp., Raintree Communications Corporation and the Selling Stockholders of Raintree Communications Corporation;

         - Agreement and Plan of Merger, dated as of October 22, 1999, among Netivation.com, Inc., Netivation.com Merger Five Corp., Public Disclosure, Inc., and the Selling Stockholders of Public Disclosure, Inc.

Registrant's Form 8-K filed December 29, 1999, as amended (Commission File No. 000-26337):

         - Agreement and Plan of Merger, dated as of November 17, 1999, among Netivation.com, Inc., Netivation.com Merger Corp., Net.Capitol, Inc. and the Representing Stockholders of Net.Capitol, Inc.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETIVATION.COM, INC.
REGISTRANT

By: /s/ Anthony J. Paquin
---------------------------------
Anthony J. Paquin, President, Chief Executive
Officer, and Chairman of the Board of Directors
Date:    March 29, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Anthony J. Paquin                            By: /s/ Douglas K. Carnahan
-----------------------------------------            -------------------------------------
Anthony J. Paquin, President,                        Douglas K. Carnahan, Director
Chief Executive Officer, and                                 Date:  March 29, 2000
Chairman of the Board of Directors
Date:    March 29, 2000





By: /s/ James B. Arnold                              By: /s/ T. A. (Drew) Wahlin
-----------------------------------------            ----------------------------------------------------
James B. Arnold, Chief Financial Officer             T. A. (Drew) Wahlin, Director
Date:    March 29, 2000                              Date:  March 29, 2000



By: /s/ Gary S. Paquin                               By: /s/ Donna L. Weaver
-----------------------------------------            ----------------------------------------------------
Gary S. Paquin, Chief Marketing Officer,             Donna L. Weaver, Director
Secretary, and Director                              Date:  March 29, 2000
Date:    March 29, 2000



By: /s/ James L. Sloan
-----------------------------------------
James L. Sloan, Controller
Date:    March 29, 2000



                             Netivation.com, Inc.

                  SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
                ACCOUNTS RECEIVABLE ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (in thousands)


                                                Balance at            Charged to costs                                  Balance at
           Description                 beginning of period                and expenses(1)          Deductions        end of period
           -----------                 -------------------            ----------------             ----------        -------------
Year ended December 31, 1999.......         -  $                             $                         $                   $
                                       ===================            ================             ==========        =============
Year ended December 31, 1998.......         -                                -
                                       ===================            ================             ==========        =============
Year ended December 31, 1997......          -                             -  $     172              -  $                -  $172
                                       ===================            ================             ==========        =============
----------------------------
(1) Includes $153 acquired in Net Capital acquisition.
