Form 10QSB
period 2000-03-31
NETIVATION COM INC
filed 2000-05-12
CIK 1054709

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              FOR THE QUARTER ENDED
                                 MARCH 31, 2000

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

                   Class                                  Outstanding Shares
                   -----                              as of Midnight May 8, 2000
                                                      --------------------------
   Common Stock, par value $.01 per share                        10,894,516

   Transitional Small Business Disclosure Format (check one):    Yes [ ]  No [X]

                              NETIVATION.COM, INC.

                                   FORM 10-QSB

                                 March 31, 2000

                                Table of Contents

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         - Condensed Consolidated Balance Sheet at March 31, 2000, and December 31, 1999

         - Condensed Consolidated Statement of Operations for the Three Month Period Ended March 31, 2000, and for the Comparable Period Ended March 31, 1999

         - Condensed Consolidated Statement of Cash Flows for the Three Month Period Ended March 31, 2000, and for the Comparable Period Ended March 31, 1999

ITEM 2.  Plan of Operation

                           PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

ITEM 5.  Other Information

ITEM 6.  Exhibits and Reports on form 8-K

                                    SIGNATURE

                                    EXHIBITS

                              NETIVATION.COM, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET                                 March 31, 2000           December 31, 1999
DOLLARS IN THOUSANDS                                                    Unaudited
                                                                 -----------------------------------------------------
ASSETS

Current assets:
         Cash and cash equivalents                                      $9,043                   $15,504
         Accounts receivable, net of allowance of                          714                       295
              $142 and $169, respectively
         Prepaids and other                                              1,193                       388
                                                                 -----------------------   --------------------
                  Total current assets                                  10,950                    16,187

Equipment and furniture, net                                             1,313                       815
Investments                                                                796                       918
Goodwill, net                                                            6,459                     5,116
Intangible assets, net                                                   9,154                    10,225
Other assets                                                               197                       182
                                                                 -----------------------   --------------------
         Total assets                                                  $28,869                   $33,443
                                                                       =======                   =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

         Accounts payable                                                 $869                    $1,293
         Accrued compensation                                              ---                       163
         Other accrued expenses                                          1,390                       738
         Deferred revenue                                                1,234                       619
                                                                 -----------------------   --------------------
                  Total current liabilities                              3,493                     2,813

         Other long-term liabilities                                       219                        75
                                                                 -----------------------   --------------------
              Total liabilities                                          3,712                     2,888

Stockholders' equity:
         Common stock $0.01 par value,
         30,000,000 shares authorized,
         and 10,940,070 shares
         issued and outstanding                                         41,856                    41,187
         Warrants                                                          158                       ---
         Accumulated other comprehensive income                            263                       393
         Retained deficit                                              (17,120)                  (11,025)
                                                                 -----------------------   --------------------
                  Total stockholders' equity                            25,157                    30,555

Total liabilities and stockholders' equity                             $28,869                   $33,443
                                                                       =======                   =======

The accompanying notes are an integral part of these Condensed Consolidated Balance Sheets

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA

                                                                       Three Month                  Three Month
                                                                      Period Ended                 Period Ended
                                                                     March 31, 2000               March 31, 1999
                                                                        Unaudited                    Unaudited
                                                             -------------------------------- ------------------------
Revenues:
         Product Sales                                                      $607                             ----
         Website development, consulting, and
              other services                                                 637                               82
         Sales discounts, returns and allowances                             (25)                            ----
                                                             -------------------               ------------------
                                                                          $1,219                           $   82
Cost of revenues:
         Product Sales                                                       457                            -----
         Website development, consulting, and                                281                            -----
              other services                                 -------------------                  ---------------
                                                                             738                            -----

Gross profit                                                             $   481                           $   82

Operating expense:
         Sales & marketing                                                 2,046                              423
         General & administrative                                          2,726                            1,278
         Product development                                                 545                              323
         Amortization of goodwill and intangibles                          1,423                            -----
                                                             -------------------                  ---------------
         Total operating expenses                                          6,740                            2,024

Loss from operations                                                      (6,259)                          (1,942)
Interest income (expense)-net                                                164                              (14)
                                                             -------------------                  ---------------
Net loss                                                                  (6,095)                          (1,956)

Preferred stock dividend earned                                              ---                             (110)
                                                             -------------------                  ---------------
Net loss available to Common stock                                      ($6,095)                          ($2,066)
                                                                        ========                          ========


Historical weighted average shares outstanding used to
compute basic and diluted loss per share                              10,909,149                        3,517,159
                                                                      ==========                        =========

Basic and diluted loss per share                                          ($0.56)                          ($0.59)
                                                                          =======                          =======

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
DOLLARS IN THOUSANDS

                                                                         Three Months               Three Months
                                                                             Ended                     Ended
                                                                        March 31, 2000             March 31, 1999
                                                                           Unaudited                 Unaudited
                                                                   -------------------------- -------------------------
Cash flows from operating activities:
         Net loss                                                       ($6,095)                   ($1,956)
     Adjustments to reconcile net loss to net cash used by
     operating activities:
         Depreciation                                                       120                          8
         Amortization of goodwill                                         1,423                        ---
         Stock based compensation                                           ---                      1,082
         Amortization of debt discount                                      ---                         49

     Changes in operating assets and liabilities excluding effect of businesses acquired:
         Accounts receivable                                               (419)                       ---
         Prepaid expenses and other                                        (805)                      (664)
         Other assets                                                       (15)                       ---
         Accounts payable                                                  (424)                       222
         Accrued compensation                                              (163)                       ---
         Accrued expenses                                                   652                       (127)
         Deferred revenue                                                   615
         Other long-term liabilities                                        144                        ---
                                                                 ----------------------------------------------
Net cash used by operating activities                                    (4,967)                    (1,386)


Cash flows from investing activities:
     Purchase of equipment and furniture                                   (618)                       (65)
     Acquisition cost of business, net of cash acquired                    (611)                       ---
     Investments                                                           (265)                       ---
                                                                   ---------------------      ---------------------
     Net cash used by investing activities                               (1,494)                       (65)

Cash flows from financing activities:
     Proceeds from sale of 8% preferred stock                               ---                      1,582
     Repayment of 8% convertible note payable                               ---                       (550)
     Repayment of advances from shareholders                                ---                        (95)
     Repayment of other long-term liabilities                               ---                         (8)
                                                                   --------------------       ---------------------
Net cash provided by financing activities                                   ---                        929

Net decrease in cash and equivalents                                     (6,461)                      (522)
Cash and cash equivalents at beginning of period                         15,504                      1,907
                                                                   --------------------       ---------------------
Cash and cash equivalents at end of period                             $  9,043                   $  1,385
                                                                        =======                    =======

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

NOTES TO FINANCIAL STATEMENTS

March 31, 2000
(Dollars in thousands, except per share data)

NOTE 1--ORGANIZATION AND DESCRIPTION OF BUSINESS

Netivation.com, Inc. ("Netivation" or the "Company"), a Delaware corporation, formerly named Nelloro Corporation (Nelloro), was originally formed in 1993 for the purpose of acquiring interests in mineral properties. The Company, which has its headquarters in Post Falls, Idaho, commenced its current operations after acquiring the technology developed by the existing management team in exchange for 2,500,000 shares of Nelloro common stock on September 26, 1997. No value was assigned to the technology as it had no net book value at the time of the transaction and the common stock was deemed to have minimal value. The transaction has been accounted for as a reverse acquisition with Netivation as the acquiror. Netivation's existing business operations commenced upon the acquisition of the technology.

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

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION.

The Company's condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

UNAUDITED INTERIM FINANCIAL DATA.

The interim condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's December 31, 1999 Form 10-K as filed with the Securities and Exchange Commission on March 30, 2000. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three-month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

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

GOODWILL AND OTHER INTANGIBLE ASSETS.

Intangible assets consist primarily of acquired technology, assembled workforce, customer base and goodwill related to acquisitions accounted for under the purchase method of accounting. Amortization of these purchased intangibles is provided on the straight-line basis over the respective useful lives of the assets, primarily three years. The Company identifies and records impairment losses on intangible and other assets when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the regulatory or business climate and projected future cash flows from the respective asset. As of March 31, 2000, intangible assets consisted of the following:

Acquired technology           $4,955

Assembled workforce            3,299

Customer base                  2,853

Goodwill                       6,998
                            --------
Less:  Accumulated
       Amortization          (2,492)
                            --------

                             $15,613
                            ========

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation Number 44 (FIN 44), Accounting for Certain Transactions involving Stock Compensation. FIN 44 clarifies the application of Accounting Principles Board Opinion 25 for only certain issues. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 are applicable for transactions entered after either December 15, 1998, or January 12, 2000.

The Company does not believe that the adoption of FIN 44 will have a material effect on the Company's financial position or results of operations.

NOTE 3--ACQUISITIONS

In January 2000, the Company acquired U.S. Congress Handbook, Inc. (USCH). USCH publishes congressional directories designed to give readers the fastest, most complete, low-cost information about the U.S. Congress in both written and electronic formats. Netivation paid consideration of $200, a $200 promissory note and 75,000 unregistered shares of the Company's common stock for a total purchase price of $827. The acquisition was accounted for using the purchase method of accounting. Of the purchase price, approximately $414 was allocated to customer base and $413 was allocated to goodwill, all of which is being amortized over a three-year life.

In March 2000, the Company acquired most of the assets and business of DisabilityMall.com (DisabilityMall.com). DisabilityMall.com provides information on the products, resources, and services available to the disabled, the handicapped, the physically challenged, the elderly, as well as to caregivers and health care professionals. Netivation paid consideration of $250 and 20,000 in unregistered shares of the Company's common stock for a total purchase price of $351. The acquisition was accounted for using the purchase method of accounting. Of the purchase price, approximately $351 was allocated to goodwill, all of which is being amortized over a three-year life.

NOTE 4--COMMITMENTS

INTERNET ACCESS.

During 1999, the Company entered into an agreement with a third party for the provision of Internet access and services. This agreement expires annually. Under the terms of this agreement, the Company is obligated to pay a total of $3.3 per month.

MARKETING AGREEMENTS.

During the first quarter of 2000, Netivation.com entered into multiple marketing agreements whereby Netivation.com will work with Internet content providers to provide political content and public affairs services. These contracts require the payment of approximately $3,400 during the year 2000, plus warrants to purchase shares of Netivation.com's stock.

NOTE 5--SEGMENT INFORMATION

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during the second quarter of 1999. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available and which are evaluated regularly by the chief operating decision makers, or a decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is comprised of the Chief Executive Officer and various executive vice presidents and general managers of the Company. The Company has identified two distinct reportable segments: political line of business and medical line of business. While the decision making group evaluates results in a number of different ways, the line of business management structure is the primary basis for which it assesses financial performance and allocates resources. The accounting policies of the line of business operating segments are the same as those described in the summary of significant accounting policies.

The following table represents the Company's segment information for the three-month period ended March 31, 2000:

                                                   March 31, 2000
                                                   --------------
Revenue from Divisions:
MEDMarket.com, Medical Division                               $485
Votenet.com, Public Policy and Politics Division               734

                                                 -----------------
                                                             1,219

Cost of Revenues:
MEDMarket.com, Medical Division                               $380
Votenet.com, Public Policy and Politics Division               358

                                                 -----------------
                                                               738

Gross Margin:
MEDMarket.com, Medical Division                                105
Votenet.com, Public Policy and Politics Division               376

                                                 -----------------
                                                              $481

Profit Reconciliation:
Gross Profit for reportable segments                           481
Operating Expenses                                         (6,740)
Non Operating income, net                                      164
                                                 -----------------
Net Loss                                                  ($6,095)

The Company does not track assets by operating segments. Consequently, it is not practicable to show assets by operating segments.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

GENERAL.

Netivation.com, Inc. is a business-to-business e-commerce company incorporated in the State of Delaware ("Netivation.com"). Netivation.com's strategy is to build significant revenues by developing leading Internet communities for large, targeted markets. Netivation.com commenced current operations in September 1997 and began generating revenues from the sale of advertising and sponsorships in January 1999.

Acquisitions play a major part in Netivation.com's growth strategy. Netivation.com acquired seven (7) companies during 1999 and two (2) companies as of the end of the first quarter of 2000. All acquisitions were accounted for by the purchase method of accounting. Under the purchase method, assets acquired are accounted for at their fair market values and results of operations are included prospectively in the condensed consolidated financial statements from their respective acquisition dates. The acquired companies represented a substantial portion of Netivation.com's growth during the second half of 1999 and are expected to be an integral part of Netivation.com's growth in 2000.

In January, the Company acquired U.S. Congress Handbook, Inc. ("USCH"). USCH publishes congressional directories designed to give readers complete, low-cost information about the U.S. Congress in both written and electronic formats. Netivation.com received all of the outstanding shares of USCH's capital stock in exchange for 75,000 shares of Netivation.com common stock and payment of $0.2 million in cash and a $0.2 million promissory note. Upon completion of the acquisition, USCH became a wholly-owned subsidiary of Netivation.com.

In March, the Company acquired most of the assets and business of DisabilityMall.com. DisabilityMall.com provides information on the products, resources, and services available to the disabled, the handicapped, the physically challenged, the elderly, as well as to caregivers and health care professionals. Netivation paid consideration of $0.25 million and 20,000 in unregistered shares of Netivation.com common stock for this acquisition.

Revenues are generated from e-commerce merchandise sales, website development and hosting, Internet access, software licenses, consulting, and advertising.

Sales of products directly to customers through e-commerce are recognized when shipped. In these transactions, Netivation.com acts as merchant-of-record. Accordingly, Netivation.com records, as revenue, the full sales price of the product sold and records the full cost of the product to Netivation.com as the cost of revenues when shipping the product.

Software licensing costs and website development revenues are generally recognized when all elements essential to the functionality of the software or the website have been delivered. In arrangements where Netivation.com has significant continued involvement with the licensee, revenues are deferred and recognized over the term of the agreement. Hosting contracts typically have a term of one year, with fees charged on a monthly basis.

Advertising consists of the sale of impressions on one or more of Netivation.com's network of websites for cash or barter. Advertising revenues are recognized ratably over the term of the applicable agreement. Internet access is billed on a monthly basis and is billed as earned.

Deferred revenue consists primarily of consulting and prepaid licensing and hosting fees that are being amortized over their contract life.

REVENUES.

During the first quarter of 2000, Netivation.com generated revenues of $1.2 million. This compares to revenues of $0.1 million during the first quarter of 1999. Fourth quarter 1999 revenues were $0.4 million. Revenues expanded significantly during the first quarter of 2000 over the fourth quarter of 1999. Most of the revenue growth was the result of companies acquired after Netivation.com's initial public offering.

In addition, Netivation.com ended the first quarter of 2000 with $1.2 million in deferred revenues. Netivation.com may experience seasonality in its advertising, membership traffic, and some e-commerce revenues. Netivation.com also expects that business usage of the Internet, and of its products and services may typically decline during the summer, year-end, and holiday periods.

COST OF REVENUE.

Cost of product revenue primarily consists of the cost of books and medical supplies sold over the Internet. Website development, consulting, and other services' cost of revenue consist primarily of payroll costs for technology employees and hosting/maintenance costs. During the first quarter of 2000, cost of revenues represented sixty-one percent (61%) of revenues or $0.7 million.

GROSS MARGINS.

During the first quarter of 2000, the gross margins dollars were $0.5 million or thirty-nine percent (39%) of revenues. Netivation.com offers discounts on certain items as promotional opportunities. These promotions lower gross margin percentages on the specific items offered but are intended to attract more customers.

In the future, Netivation.com's gross margin will be affected by the mix of products and services sold. Because of Netivation.com's lack of experience in predicting revenues and product mix, Netivation.com is not able to predict the gross margin it may generate in future periods. Periodically, Netivation.com may sell its products and services at a loss and experience negative gross margins as it attempts to develop market share and attract members to its communities. Further, Netivation.com expects to experience significant fluctuations in its operating results in the future as a result of its early stage of development.

OPERATING EXPENSES.

Operating expenses for the first quarter of 2000 totaled $6.7 million, compared with $2.0 million for the same period in 1999. Operating expenses increased mostly due to a growth in head count, as well as increasing expenditures for advertising, marketing programs, and professional services fees. The increase in operating expenses primarily reflects Netivation.com's transition from an early stage to the stage of marketing and offering services. For example, the number of employees increased from 131 as of fiscal year end 1999 to 180 as of March 31, 2000. Netivation.com believes that expansion of its operations is essential to achieve a strong market position. Consequently, Netivation.com intends to continue to increase its expenditures in all operating areas for the foreseeable future.

Product development expenses grew from $0.3 million in the first quarter of 1999 to $0.5 million in the first quarter of 2000 due primarily to the development and completion of management software in both divisions. Sales and marketing expenditures increased during the first quarter of 2000 to $2.0 million compared to $0.4 million for the same period in 1999. Of the $2.0 million sales and marketing expenditures during the first quarter of 2000, $0.5 million was related to multiple marketing agreements with Internet content providers. General and administrative expenses grew from $1.3 million during the first quarter of 1999 to $2.7 million for the first quarter of 2000. Amortization expenses due to acquisitions were $1.4 million during the first quarter of 2000, which compares to none during the first quarter of 1999.

LOSS FROM OPERATIONS.

Netivation.com's loss from operations during the first quarter of 2000 was $6.1 million, compared to $2.0 million for the same quarter in 1999. Netivation.com has incurred, and will continue to incur, substantial costs to create, introduce, and enhance its products and services, to develop content, to build brand awareness, and to grow its business.

TOTAL INTEREST AND OTHER INCOME.

Interest and other income net of expense for the first quarter of 2000 totaled $0.2 million, compared with interest expense of $0.01 million during the same period for 1999. The change was primarily due to interest earned on cash deposits made subsequent to the public offering.

INCOME TAXES.

Netivation.com has not paid income taxes as it has lost money since its inception and does not anticipate it will pay taxes in the foreseeable future.

NET LOSS AND LOSS PER SHARE.

Netivation.com's net loss applicable to common shareholders during the first quarter of 2000 was $6.1 million, compared with $2.1 million for the same quarter in 1999. The loss per basic and diluted share was $0.56 during the first quarter of 2000 versus $0.59 in the first quarter of 1999. Netivation.com expects continuing losses for the foreseeable future and there is no assurance that profitability will be achieved.

YEAR 2000.

No material costs were incurred and operations were not materially impacted by the Year 2000 issue.

LIQUIDITY AND CAPITAL RESOURCES.

On June 22, 1999, Netivation.com completed its initial public offering of 2,500,000 shares of common stock, resulting in net proceeds of $20.8 million. As of March 31, 2000, Netivation.com had cash and cash equivalents totaling $9.0 million, compared to $15.5 million as of December 31, 1999.

Since its June 1999 IPO, through the first quarter of 2000, Netivation.com acquired nine (9) companies that enhance and extend the range of Netivation.com's products and services. Netivation.com paid total consideration of 2,539,016 shares of Netivation.com common stock and $1.5 million cash and $0.2 million in promissory notes to acquire the outstanding stock of these companies.

During the first quarter of 2000, cash used in operating activities was $5.0 million. Cash used in operating activities consisted primarily of funding Netivation.com's net operating losses.

Capital expenditures for the first quarter of 2000, consisting primarily of additional computer equipment purchases, were $1.3 million.

Netivation.com estimates that its available cash balance will be sufficient to fund its operations, working capital, capital expenditures, and business growth through the year 2000. At its current stage of business development, Netivation.com's quarterly revenues and results of operations may be materially affected by, among other factors, development and introduction of products, time to market, market acceptance, demand for Netivation.com's products, the effects of competition, and general economic conditions. At this time, Netivation.com has no debt or established lines of credit.

RECENT ACCOUNTING PRONOUNCEMENTS.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation Number 44 (FIN 44), Accounting for Certain Transactions involving Stock Compensation. FIN 44 clarifies the application of Accounting Principles Board Opinion 25 for only certain issues. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 are applicable for transactions entered after either December 15, 1998, or January 12, 2000.

The Company does not believe that the adoption of FIN 44 will have a material effect on the Company's financial position or results of operations.

                                     PART II

                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the first quarter of 2000, Netivation.com issued 95,000 shares of common stock pursuant to exemptions from registration under the Securities Act. Netivation.com sold the unregistered shares to each of the parties listed below under the terms of separate agreements dated January 13, 2000 and March 27, 2000. Under the Agreement and Plan of Merger dated January 13, 2000, Netivation.com acquired all of the issued and outstanding stock of U.S. Congress Handbook, Inc. and U.S. Congress Handbook, Inc. became a wholly-owned subsidiary of Netivation.com. Under the Asset Purchase Agreement dated March 27, 2000, Netivation.com acquired a substantial portion of the assets of DisabilityMall.com, a sole proprietorship owned by Curt and Bonnie Miller.

         NAME OF                 TYPE OF         NUMBER OF                             EXEMPTION
      COMPANY/PARTY            SECURITIES       SHARES GIVEN            DATE           RELIED ON
      -------------            -----------      ------------      ----------------   -------------
U.S. Congress Handbook, Inc.   Common Stock       75,000          January 13, 2000   Section 4(2)
                                                                                     Section 4(6)
                                                                                     Rule 506

DisabilityMall.com/            Common Stock       20,000          March 27, 2000     Section 4(2)
Curt and Bonnie Miller

Each stockholder was given the opportunity to review and discuss
Netivation.com's business with the directors, officers, and management of Netivation.com. Each stockholder represented their intention to acquire the securities for investment only and not for distribution. Appropriate legends are affixed to the stock certificates issued in these transactions. No underwriters were used in relation to these transactions.

On June 22, 1999, Netivation.com's Registration Statement on Form SB-2 covering the offering of 2,500,000 shares of Netivation.com's Common Stock, Commission file number 333-74569, was declared effective. The offering commenced on June 23, 1999, and terminated upon the sale of all 2,500,000 shares of Netivation.com common stock. The offering was managed by EBI Securities Corporation and Millennium Financial Group, Inc. (the "Underwriters"). The total price to the public for the shares offered and sold by Netivation.com was $25 million. The amount of expenses incurred by Netivation.com in connection with the offering is as follows:

Underwriting discounts and commissions                                          $2,625,000
Finders fees                                                                       136,000
Expenses paid to or for the Underwriter                                          1,431,000
                                                                             -------------
Total expenses                                                                  $4,192,000

All of the foregoing expenses were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten percent (10%) or more of Netivation.com's common stock; or (iii) affiliates of Netivation.com.

The net proceeds of the offering to Netivation.com (after deducting the Underwriter's discounts and commissions and offering expenses) was $20,808,000. From the offering date, the net proceeds have been used in the following manner, in the following reasonably estimated amounts:

     - Investments in debt instruments of the United States Government and its agencies and investments in marketable equity securities: $9,043,000; and investments in other securities: $500,000

     -   Acquisition of other businesses: $1,505,000

     -   Loan to Oron Strauss, Votenet General Manager: $133,000

     -   Working Capital: $9,627,000

ITEM 5.  OTHER INFORMATION.

Netivation.com filed a Form S-8 Registration Statement with the Securities and Exchange Commission on March 17, 2000. The S-8 Registration Statement was filed pursuant to Rule 413 and was for the purpose of registering a total of 867,155 additional shares for issuance under the 1999 Equity Incentive Plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)           Exhibits

Exhibit 2.1 Agreement and Plan of Merger dated January 13, 2000 among Netivation.com, Inc., Netivation.com Merger Seven Corp., Pullen, Inc., U.S. Congress Handbook, Inc., and the Stockholders of Pullen, Inc. and U.S. Congress Handbook, Inc.
              EXHIBITS:
              Exhibit A    -       Stockholders
              Exhibit B    -       Certain Definitions
              Exhibit C    -       Director and Officer of Surviving Corporation
              Exhibit D    -       Allocation of Merger Consideration
              Exhibit E    -       Forms of Legal Opinion
              Exhibit F    -       Forms of Consulting Agreements
              Exhibit G    -       Form of Escrow Agreement
              Exhibit H    -       Form of Prospective Offeree Questionnaire
              SCHEDULES:
              Schedule 2   -       Pullen Schedule of Exceptions
              Schedule 2.1 -       Assets
              Schedule 3   -       Netivation Schedule of Exceptions

Exhibit 2.2 Asset Purchase Agreement dated March 27, 2000 by and between Netivation.com, Inc. and Curt and Bonnie Miller.
              EXHIBITS:
              Exhibit A    -       List of Assets
              Exhibit B    -       Agreements Assumed
              Exhibit C    -       List of Cancelable Contracts
              Exhibit D    -       Form of Escrow Agreement
              Exhibit E    -       Bill of Sale

              Exhibit F    -       Assignment of Intellectual Property
              Exhibit G    -       Form of Prospective Offeree Questionnaire

Exhibit 10.1  Anchor Distribution Agreement*

Exhibit 10.2  Content License Agreement*

Exhibit 27    Financial Data Schedule

(b)  Reports on Form 8-K

     Registrant's Form 8-K/A filed January 7, 2000 (File No. 000-26337):

         Item 7 disclosure stating that the transactions described in Registrant's Form 8-K previously filed November 10, 1999 (File No. 000-26337) do not meet the significance test set forth in Item 310(c) and (d) of Regulation S-B and, therefore, no financial information will be filed in relation to these transactions.

     Registrant's Form 8-K/A filed February 28, 2000 (File No. 000-26337):

         Item 7 disclosure of Net.Capitol, Inc. financial statements including:

                  Balance Sheets
                  As of December 31, 1997 and 1998 and September 31, 1999 (unaudited)

                  Statements of Operations
                  For the Years Ended December 31, 1997 and 1998 and the Nine Months Ended September 30, 1999 (unaudited)

                  Statements of Changes in Shareholders' Equity For the Years Ended December 31, 1997 and 1998 and the Nine Months Ended September 30, 1999 (unaudited)

                  Statements of Cash Flows
                  For the Years Ended December 31, 1997 and 1998 and the Nine Months Ended September 30, 1999 (unaudited)

                  Notes to Financial Statements
                  As of December 31, 1997 and 1998 and September 30, 1999 (unaudited)

     Registrant's Form 8-K/A filed March 2, 2000 (File No. 000-26337):

         Item 5 disclosure stating that none of the transactions described in Registrant's Form 8-K previously filed November 10, 1999, as amended January 7, 2000 (File No. 000-26337) meet the reporting requirements of
         Item 2 Form 8-K.

     Registrant's Form 8-K/A filed March 3, 2000, (File No. 000-26337):

         Refiling of Registrant's Form 8-K/A filed March 2, 2000 (File No. 000-26337) to correct submission date.

* Confidential Treatment Requested

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Netivation.com, Inc. (Registrant)
                                         Dated: May 12, 2000

                                         /s/:  ANTHONY J. PAQUIN
                                         -----------------------
                                         Anthony J. Paquin
                                         President and Chief Executive Officer