Form 10QSB
period 2000-06-30
MEDINEX SYSTEMS INC
filed 2000-08-14
CIK 1054709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              FOR THE QUARTER ENDED
                                  JUNE 30, 2000

                         Commission file number 0-26337

                              MEDINEX SYSTEMS, INC.

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

                               Yes /X/   No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                                       Outstanding Shares
         Class                                  as of Midnight August 10, 2000
         -----                                  --------------------------------

Common Stock, par value $.01 per share                    11,339,731

    Transitional Small Business Disclosure Format (check one): Yes / / No /X/

                                Table of Contents

--------------------------------------------------------------------------------

                                      10QSB

PART I......................................................................2
ITEM 1......................................................................2
Table 2.....................................................................4
Table 3.....................................................................6
Table 4.....................................................................8
Table 5....................................................................11
Table 6....................................................................12
ITEM 2.....................................................................13
PART II....................................................................17
ITEM 1.....................................................................17
Table 7....................................................................17
Table 8....................................................................17
ITEM 4.....................................................................18
ITEM 5.....................................................................18
ITEM 6.....................................................................18

                                     EX-2.1

EX-2.1.....................................................................20

                                     EX-27.1

EX-27.1....................................................................50

                                     EX-99.1

EX-99.1....................................................................51

Part I. Financial Information

Item 1. Financial Statements

Medinex Systems, Inc.

CONDENSED CONSOLIDATED BALANCE SHEET


                                                        June 30, 2000   December 31,1999
                                                        -------------   ----------------
ASSETS                                                  (Unaudited)
                                                                (In thousands)
Current assets:
Cash and cash equivalents                                 $  3,763         $ 15,504
Accounts receivable, net of allowance for doubtful
  accounts of $190 and $169 respectively                     1,234              295
Unbilled receivables                                           301               --
Inventory                                                      293               --
Prepaid expenses and other current assets                      452              388
                                                          --------         --------
    Total current assets                                     6,043           16,187

Property and equipment, net                                  1,407              815
Investments                                                    926              918
Intangible assets, net                                      15,193           15,341
Other assets                                                   245              182
                                                          --------         --------
    Total assets                                            23,814           33,443

LIABILITIES & STOCKHOLDER'S EQUITY

Current liabilities:
Accounts payable                                             1,412            1,293
Accrued compensation                                           211              163
Deferred revenue                                             1,648              619
Accrued expenses and other                                   1,640              738
                                                          --------         --------
    Total current liabilities                                4,911            2,813
Other long-term liabilities                                     --               75
                                                          --------         --------
    Total liabilities                                        4,911            2,888

Commitments and contingencies (note 6)

Stockholders' equity:
Common stock, par value $.01 - authorized                    1,143            1,089
  30,000,000 and 25,000,000 shares respectively:
  issued and outstanding, 11,426,918 and
  10,890,056 shares, respectively
Additional paid-in capital                                  41,533           40,098
Accumulated deficit                                        (24,325)         (11,025)
Accumulated other comprehensive income                         394              393
Warrants outstanding                                           158               --
                                                          --------         --------

    Total stockholders' equity                              18,903           30,555

Total                                                       23,814           33,443

See accompanying notes to the condensed consolidated financial statements.

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                      Six Months Ended June 30,
                                                        2000            1999
                                                    ----------------------------
                                                    (In thousands, except share
                                                        and per share data)
                                                            (Unaudited)
Revenues:
Product sales                                             1,563              --
Website development, consulting, and
  other services                                          1,292             129
                                                    -----------     -----------
Gross revenues:                                           2,855             129

Sales discounts, returns and allowances                     (68)             --
                                                    -----------     -----------
Revenues, net                                             2,787             129

Cost of revenues:
Product sales                                             1,121
Website development, consulting, and
  other services                                            585              21
                                                    -----------     -----------
                                                          1,706              21

             Gross profit                                 1,081             108

Operating expenses:
Sales and marketing                                       5,742             780
General and administrative                                5,488             664
Product development                                         609             691
Noncash stock-based compensation                             --           1,232
Amortization of intangibles                               2,919              23
                                                    -----------     -----------

       Total operating expenses                          14,758           3,390

         Loss from operations                           (13,677)         (3,282)

Interest income (expense), net                              373              (3)
                                                    -----------     -----------

Net loss                                                (13,304)         (3,285)

Preferred stock dividend earned                              --            (209)
                                                    -----------     -----------

Net loss attributable to common stockholders            (13,304)         (3,494)

Basic and diluted net loss per common share               (1.21)          (0.94)

Basic and diluted weighted average
  shares outstanding                                 11,019,552       3,732,105

Comprehensive loss:
Net loss                                                (13,304)         (3,494)
Unrealized gain on Available for
  Sale Investments                                            1              --
                                                    -----------     -----------

Total                                                   (13,303)         (3,494)

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                           Three Months Ended June 30,
                                                             2000              1999
                                                          -----------------------------
                                                          (In thousands, except share
                                                               and per share data)
                                                                  (Unaudited)
Revenues:
Product sales                                                     956               --
Website development, consulting, and other services               655               48
                                                          -----------      -----------
Gross Revenue                                                   1,611               48

Sales discounts, returns and allowances                           (43)              --
                                                          -----------      -----------
Revenue, net                                                    1,568               48

Cost of revenues:
Product sales                                                     664               --
Website development, consulting, and other services               304               21
                                                          -----------      -----------
                                                                  968               21

                Gross profit                                      600               27

Operating expenses:
Sales and marketing                                             3,696              357
General and administrative                                      2,762              417
Product development                                                64              368
Noncash stock-based compensation                                   --              201
Amortization of intangibles                                     1,496               23
                                                          -----------      -----------

          Total operating expenses                              8,018            1,366

            Loss from operations                               (7,418)          (1,339)

Interest income (expense), net                                    209               10
                                                          -----------      -----------

Net loss                                                       (7,209)          (1,329)

Preferred stock dividend earned                                    --
                                                          -----------      -----------

Net loss attributable to common stockholders                   (7,209)          (1,329)

Basic and diluted net loss per common share                     (0.65)           (0.36)

Basic and diluted weighted average shares outstanding      11,134,036        3,964,058

Comprehensive loss:
Net loss                                                       (7,209)          (1,329)
Unrealized gain on Available for Sale Investments                 131               --
                                                          -----------      -----------

Total                                                          (7,078)          (1,329)

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                            Six months ended June 30,
                                                                         2000                 1999
                                                                   ------------------      ------------
                                                                                 (In thousands)
                                                                                  (Unaudited)
Cash flows from operating activities:
Net loss                                                                     (13,304)           (3,285)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization                                                  3,176                51
Noncash stock-based expense                                                      248             1,335
Amortization of debt, discount                                                     -                49


Change in certain assets and liabilities:
Accounts receivable, net                                                        (570)              (48)
Unbilled receivables                                                            (301)
Inventory                                                                       (114)
Prepaid expenses and other current assets                                       (183)             (538)
Other assets                                                                      (8)              (12)
Accounts payable                                                                (740)              626
Accrued compensation                                                              24              (114)
Deferred revenue                                                               1,029                39
Accrued expenses and other current liabilities                                   583               671
Other long-term liabilities                                                      (75)                -
                                                                   ------------------      ------------

Net cash used in operating activities                                        (10,235)           (1,226)

Cash flows from investing activities:
Additions to property and equipment                                             (843)             (127)
Acquisition of businesses, net of cash acquired                                 (812)             (466)
                                                                   ------------------      ------------

Net cash used in investing activities                                         (1,655)             (593)

Cash flows from financing activities:
Proceeds from issuance of ESPP shares                                             75                 -
Proceeds from issuance of stock options                                           74                 -
Proceeds from short-term invstments                                                -               880
Net proceeds from sale of 8% preferred stock                                       -             1,582
Net proceeds from issuance of common stock                                         -            20,808
Repayment of 8% convertible note payable                                           -              (550)
Repayment on advances to shareholders                                              -               (95)
Repurchase of preferred stock                                                      -              (112)
Repayment on long-term liabilities                                                 -               (10)
                                                                   ------------------      ------------

Net cash provided by financing activities                                        149            22,503

Net (decrease) increase in cash and cash equivalents                         (11,741)           20,684
Cash and cash equivalents, beginning of the period                            15,504             1,907
                                                                   ------------------      ------------

Cash and cash equivalents, end of the period                                   3,763            22,591

See accompanying notes to the condensed consolidated financial statements.

MEDINEX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

1. The Company and Basis of Presentation

Medinex Systems, Inc. (the Company or Medinex), a Delaware corporation, formerly named Nelloro Corporation (Nelloro) and Netivation.com, Inc., was originally formed in 1993 for the purpose of acquiring interests in mineral properties. The Company, which has its headquarters in Post Falls, Idaho, commenced its current operations after acquiring the technology developed by the existing management team in exchange for 2,500,000 shares of Nelloro common stock on September 26, 1997. No value was assigned to the technology as it had no net book value at the time of the transaction and the common stock was deemed to have minimal value. The transaction has been accounted for as a reverse acquisition with Medinex as the acquiror. Medinex's existing business operations commenced upon the acquisition of the technology.

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

The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report (Commission File Number 000-26337) filed on Form 10KSB for the fiscal year ended December 31, 1999. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the six-month periods ended June 30, 2000 and 1999 and the three-month periods ended June 30, 2000 and 1999 are not necessarily indicative of operating results for the entire year.

Certain prior year amounts have been reclassified for consistency with current year financial statement presentation.

2. Acquisitions

In May 2000, the Company acquired all of the assets and business of Pinnacle MedSource, Inc. (Pinnacle). Pinnacle is a medical distribution company specializing in wholesale distribution to providers and dealers of medical equipment for disabled and home bound patients. Medinex paid cash consideration of $300, paid off a loan of approximately $107, and issued 404,000 unregistered shares of the Company's common stock for a total purchase price of $1,116. The acquisition was accounted for using the purchase method of accounting. Goodwill approximated $223, $112 was allocated to assembled workforce, and $781 was allocated to customer base, all of which is being amortized over a three year life on a straight line basis.

3. Intangible Assets

Intangible assets consist primarily of acquired technology, assembled workforce, customer base and goodwill related to acquisitions accounted for under the purchase method of accounting. Amortization of these purchased intangibles is provided on the straight-line basis over the respective useful lives of the assets, primarily three years. The Company identifies and records impairment losses on intangible and other assets when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the regulatory or business climate and projected future cash flows from the respective asset. As of June 30, 2000, intangible assets consisted of the following:

Acquired technology                                                    $  4,955

Assembled workforce                                                       3,411

Customer base                                                             3,634

Goodwill                                                                  7,181

Less:  Accumulated Amortization                                          (3,988)
                                                                       --------
                                                                       $ 15,193

4. Inventory

Inventories are stated at the lower of average cost or market and consist of medical supplies.

5. Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," to provide guidance on the recognition, presentation, and disclosure of revenues in financial statements. The Company believes our revenue recognition practices are in conformity with the guidelines prescribed in SAB No. 101.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation Number 44 (FIN 44), Accounting for Certain Transactions involving Stock Compensation. FIN 44 clarifies the application of Accounting Principles Board Opinion 25 for only certain issues. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000.

The Company does not believe that the adoption of FIN 44 will have a material effect on the Company's financial position or results of operations.

6. Commitments and contingencies

From time to time the Company is subject to various other legal proceedings that arise in the ordinary course of business. Although the Company cannot predict the outcomes of these proceedings with certainty, the Company does not believe that the disposition of these matters will have a material adverse effect on its financial position, results of operations or cash flows.

During the first quarter of 2000, Medinex entered into multiple marketing agreements whereby Medinex will work with Internet content providers to provide political content and public affairs services. These contracts require the payment of approximately $1,703 for the remainder of the agreements, plus warrants to purchase shares of Medinex stock.

On June 16, 2000, Medinex terminated an employee for what Medinex believes to have been a good cause. On July 27, 2000 the employee filed a lawsuit against Medinex, alleging breach of contract, among other things, and seeking monetary damages in an unspecified amount. Management intends to vigorously defend Medinex against this claim and believes that a material adverse outcome is not probable.

7. Segment Information

The Company manages and reports its operations in two business segments: medical line of business and political line of business. The Company uses gross profit, which is defined as net revenues less cost of revenues, to evaluate performance. Corporate and other amounts include corporate operating costs and unrealized gains on investments. There were no material intersegment transactions.

The following table represents the Company's segment information for the Six-month period ended June 30, 2000:

                     OPERATIONS BY BUSINESS SEGMENT FOR THE
                         SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)


                                             Medical Segment   Political Segment
                                             ---------------   -----------------
Revenues, net                                   $  1,536            $1,251

Cost of revenues                                $  1,108            $  598

Gross profit                                    $    428            $  653

Profit Reconciliation:

Gross profit for
reportable segments                                1,081

Operating expenses                               (14,758)

Non-operating income, net                            373
                                                --------
Net Loss                                          13,304


The Company does not track assets by operating segments. Consequently, it is not practicable to show assets by operating segments.

8. Subsequent Event

On July 26, 2000, Medinex sold all of the issued and outstanding stock of Raintree Communications Corporation, Public Disclosure, Inc., Net.Capitol, Inc., and U.S. Congress Handbook, Inc., along with certain other political-related assets, to Politics.com, Inc. ("Politics.com") in exchange for 40,100,000 shares of common stock of Politics.com. Politics.com, a Delaware corporation, is a developer of Internet-based products and services for public affairs and political organizations. The assets were sold to Politics.com pursuant to an Asset Purchase Agreement dated as of July 14, 2000. Prior to the closing, there was no material relationship between Politics.com, and its affiliates, on the one hand, and Medinex, and its affiliates, on the other hand.

The amount of consideration specified in the Asset Purchase Agreement and received by Medinex was 40,100,000 shares of common stock of Politics.com. The 40,100,000 shares Medinex received pursuant to the transaction represent just more than 80% of Politics.com's outstanding stock, are "restricted securities" (within the meaning of Rule 144 under the Securities Act of 1933, as amended), and are subject to a six month contractual restriction on transfer. As a result of the sale, Politics.com became a majority-owned subsidiary of Medinex. In connection with the transaction, Howard R. Baer and Kevin C. Baer (and their affiliates), (i) canceled in the aggregate approximately $1,400 of indebtedness owed to them by Politics.com and (ii) surrendered to Politics.com an aggregate of 1,166,307 shares of Politics.com's common stock, $0.00001 par value per share. The purchase price was the result of arm's-length negotiation between Politics.com and Medinex, based on Politics.com's and Medinex's evaluation of the fair market value of the Medinex assets sold.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements thereto included elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in our reports filed with the Securities and Exchange Commission including our annual report on Form 10-KSB for the year ended December 31, 1999 (the "Form 10-K"). These forward-looking statements reflect only our opinion as of the date of this report and should not be relied upon. The Company does not assume any obligation to revise forward-looking statements.

Overview

Netivation.com, Inc. changed its name to Medinex Systems, Inc. effective July 20, 2000. Medinex Systems, Inc., is a business-to-business e-commerce company incorporated in the State of Delaware (Medinex or the Company). Medinex's strategy is to build significant revenues by developing leading Internet products and services to the medical and health care community. Medinex commenced current operations in September 1997 and began generating revenues from the sale of advertising and sponsorships in January 1999.

Acquisitions play a major part in Medinex's growth strategy. Medinex acquired seven (7) companies during 1999 and three (3) companies as of the end of the second quarter of 2000. All acquisitions were accounted for by the purchase method of accounting. Under the purchase method, assets acquired are accounted for at their fair market values and results of operations are included prospectively in the condensed consolidated financial statements from their respective acquisition dates. The acquired companies represented a substantial portion of Medinex's growth during the second half of 1999 and are expected to be an integral part of Medinex's growth in 2000.

In January 2000, the Company acquired U.S. Congress Handbook, Inc. ("USCH"). USCH publishes congressional directories designed to give readers complete, low-cost information about the U.S. Congress in both written and electronic formats. Medinex received all of the outstanding shares of USCH's capital stock in exchange for 75,000 unregistered shares of Medinex's common stock and payment of $0.2 million in cash and a $0.2 million promissory note. Upon completion of the acquisition, USCH became a wholly-owned subsidiary of Medinex.

In March 2000, the Company acquired most of the assets and business of DisabilityMall.com. DisabilityMall.com provides information on the products, resources, and services available to the disabled, the handicapped, the physically challenged, the elderly, as well as to caregivers and health care professionals. Medinex paid consideration of $0.3 million and 20,000 in unregistered shares of Medinex's common stock for this acquisition.

In May 2000, the Company acquired all of the assets and business of Pinnacle MedSource, Inc. (Pinnacle). Pinnacle is a medical distribution company specializing in wholesale distribution to providers and dealers of medical equipment for disabled and home bound patients. Medinex paid consideration of $0.4 million and 404,000 in unregistered shares of the Company's common stock for this acquisition. Upon completion of the acquisition, Pinnacle became a wholly-owned subsidiary of Medinex.

On July 26, 2000, Medinex sold all of the issued and outstanding stock of Raintree Communications Corporation, Public Disclosure, Inc., Net.Capitol, Inc., and U.S. Congress Handbook, Inc., along with certain other political-related assets, to Politics.com, Inc. ("Politics.com") in exchange for 40,100,000 shares of common stock of Politics.com. Politics.com, a Delaware corporation, is a developer of Internet-based products and services for public affairs and political organizations. The assets were sold to Politics.com pursuant to an Asset Purchase Agreement dated as of July 14, 2000. Prior to the closing, there was no material relationship between Politics.com, and its affiliates, on the one hand, and Medinex, and its affiliates, on the other hand.

The amount of consideration specified in the Asset Purchase Agreement and received by Medinex was 40,100,000 shares of common stock of Politics.com. The 40,100,000 shares Medinex received pursuant to the transaction represent just more than 80% of Politics.com's outstanding stock, are "restricted securities" (within the meaning of Rule 144 under the Securities Act of 1933, as amended), and are subject to a six month contractual restriction on transfer. As a result of the sale, Politics.com became a majority-owned subsidiary of Medinex. In connection with the transaction, Howard R. Baer and Kevin C. Baer (and their affiliates), (i) canceled in the aggregate approximately $1.4 million of indebtedness owed to them by Politics.com and (ii) surrendered to Politics.com an aggregate of 1,166,307 shares of Politics.com's common stock, $0.00001 par value per share. The purchase price was the result of arm's-length negotiation between Politics.com and Medinex, based on Politics.com's and Medinex's evaluation of the fair market value of the Medinex assets sold.

Revenues are generated from e-commerce merchandise sales, website development and hosting, Internet access, software licenses, consulting, and advertising.

Sales of products directly to customers through e-commerce are recognized when shipped. In these transactions, Medinex acts as merchant-of-record. Accordingly, Medinex records, as revenue, the full sales price of the product sold and records the full cost of the product to Medinex as the cost of revenues when shipping the product.

Software licensing costs and website development revenues are generally recognized when all elements essential to the functionality of the software or the website have been delivered. In arrangements where Medinex has continued significant involvement with the licensee, revenues are deferred and recognized over the term of the agreement. Hosting contracts typically have a term of one year, with fees charged on a monthly basis.

Advertising consists of the sale of impressions on one or more of Medinex's network of websites for cash or barter. Advertising revenues are recognized ratably over the term of the applicable agreement. Internet access is billed on a monthly basis and is recognized as earned.

Deferred revenue consists primarily of prepaid licensing, hosting, and software revenues that are being amortized over their contract life. Typical contract life does not extend beyond twelve months. In several cases, the cash is collected upfront. The revenue is recognized ratably over the period of the contract. There are no significant incremental costs.

Results of Operation

Revenues. For the six months ended June 30, 2000, Medinex generated net revenues of $2.8 million. This compares to net revenues of $0.1 million for the six months ended June 30, 1999. Most of the revenue growth was the result of companies acquired after Medinex's initial public offering.

Medinex ended the second quarter of 2000 with $1.6 million in deferred revenues. Medinex may experience seasonality in its advertising, membership traffic, and some e-commerce revenues. Medinex also expects that business usage of the Internet, and of its products and services may typically decline during the summer, year-end, and holiday periods.

Cost of revenues. Cost of product revenues primarily consists of the cost of books and medical supplies sold over the Internet. Website development, consulting, and other services' cost of revenues consisting primarily of payroll costs for technology employees and hosting/maintenance costs. For the six months ended June 30, 2000, cost of revenues represented sixty-one percent 61% of net revenues or $1.7 million.

Gross profit. For the six months ended June 30, 2000, the gross profit dollars were $1.1 million or thirty-nine percent (39%) of net revenues. Medinex offers discounts on certain items as promotional opportunities. These promotions lower gross profit percentages on the specific items offered but are intended to attract more customers.

In the future, Medinex's gross profit will be affected by the mix of products and services sold. Because of Medinex's limited experience in predicting revenues and product mix, Medinex is not able to predict the gross profit it may generate in future periods. Periodically, Medinex may sell its products and services at a loss and experience negative gross profits as it attempts to develop market share and attract members to its communities. Further, Medinex expects to experience significant fluctuations in its operating results in the future as a result of its early stage of development.

Operating expenses. Operating expenses for the six months ended June 30, 2000 totaled $14.8 million, compared with $3.4 million for the same period in 1999. Operating expenses increased mostly due to a growth in head count, as well as increase in expenditures for advertising, marketing programs, and professional services fees. The increase in operating expenses primarily reflects Medinex's transition from an early stage of development to the stage of marketing and offering services. For example, the number of employees increased from 30 as of June 30, 1999 to 163 as of June 30, 2000. Medinex anticipates headcount decreases as well as implementation of certain cost controls.

Sales and marketing expenditures increased for the six months ended June 30, 2000 to $5.7 million compared to $0.8 million for the same period in 1999. Of the $5.7 million sales and marketing expenditures for the six months ended June 30, 2000, 1.4 million was related to multiple marketing agreements with Internet content providers.

General and administrative expenses grew from $0.7 million for the six months ended June 30, 1999 to $5.5 million for the six months ended June 30, 2000. Amortization expenses due to acquisitions were $2.9 million for the six months ended June 30, 2000,which compares to $.02 million for the six months ended June 30, 1999.

Loss from operations. Medinex's loss from operations for the six months ended June 30, 2000 was $13.3 million, compared to $3.3 million for the same period in 1999.

Net loss and loss per share. Medinex's net loss applicable to common shareholders for the six months ended June 30, 2000 was $13.3 million, compared with $3.5 million for the same period in 1999. The loss per basic and diluted share was $1.21 for the six months ended June 30, 2000 versus $0.94 for the same period of 1999. Medinex expects continuing losses for the foreseeable future and there is no assurance that profitability will be achieved.

Liquidity and capital resources

On June 22, 1999, Medinex completed its initial public offering of 2,500,000 shares of common stock, resulting in net proceeds of $20.8 million. As of June 30, 2000, Medinex had cash and cash equivalents totaling $3.8 million, compared to $15.5 million as of December 31, 1999.

Since its June 1999 IPO, Medinex acquired ten (10) companies that enhance and extend the range of Medinex's products and services. Medinex paid total consideration of 3,048,286 shares or options to acquire shares of Medinex common stock, $1.9 million cash and $0.2 million in promissory notes to acquire the outstanding stock and/or assets of these companies.

For the six months ended June 30, 2000, cash used in operating activities was $10.2 million. Cash used in operating activities consisted primarily of funding Medinex net operating losses.

Capital expenditure for the six months ended of June 30, 2000, consisting primarily of additional computer equipment purchases, were $0.8 million.

Medinex management is very focused on cash flow and is evaluating a variety of outside financing alternatives with the appropriate consideration given to shareholder dilution. As a separate public company, Politics.com also has opportunities for raising capital. Further, Medinex holds over 40 million shares of stock in Politics.com (OTC: POCO), which will have liquidity opportunities in the future or the possibility for selling in a private placement transaction. There are also opportunities for other business combinations, acquisitions, and divestitures that offer the potential for cash infusions to Medinex. In addition to cash on hand at June 30, 2000, Medinex also has an investment in 175,000 shares of MoneyZone.com, which closed at $5.25/share at quarter end, representing a value of over $0.9 million.

At the same time, management has reduced monthly expenses and implemented strict expense policies and procedures to control expenses going forward. The company has reduced non-revenue generating headcount in operations and general and administrative functions. Headcount totaled 163 on July 31, 2000, which represents a reduction of 19 from a high of 182 during the first half of the year. Sales headcount will continue to increase in order to grow top line revenues. This includes the creation of a large account sales team that will focus on selling large dollar value opportunities to hospitals, large clinics, insurance companies, and others within the industry. As part of this plan, Medinex has reduced it's emphasis on low margin sales, choosing to focus more on higher margin product and technology sales. LeadPage sales continue to grow month to month and the release of the Medinex office, has provided the company with higher margin products. As of June 30, 2000, the Company has known commitments of approximately $1.0 million to Yahoo!, approximately $0.8 million to Microsoft and approximately $3.7 million in minimum lease payments for its remaining lease terms. The Company is in process of renegotiating payment and contract terms on the Microsoft agreement. On July 5, 2000 a legal proceeding was filed against Yahoo! Inc., ("Yahoo!") by Medinex. The complaint was filed because the Company believes Yahoo! is in breach of contract. If the Company is successful in its claim then there may be a reduction in the amounts of payment to Yahoo!.

While management believes that the likelihood of securing additional finances is high and that a combination of expense reduction and increased revenues will result in adequate cash flows to satisfy short term liquidity needs our external auditors have indicated that absent an external financing in the future, it is possible that we would receive a going concern qualification in the auditor's report on our December 31, 2000 financial statements.

Product and market strategy.

Medinex Office. Medinex Office is an Internet-based, commonly referred to as ASP (Application Server Provider) based software, physician's practice management system. With Medinex Office, doctors can access all of their patient records from anywhere, at any time. Since Medinex Office runs over the Web, physicians no longer need to worry about expensive software upgrades and hardware maintenance. International Data Corp. estimates the overall U.S. market for ASPs will grow from $200 million in 1999 to $6 billion in 2003. Medinex Office is at the forefront of ASP based physician practice management systems, unlike many competitors that are using legacy client/server via. Cytrix technology until they can develop a pure ASP version. Medinex Office is 100% ASP based. A GartnerGroup representative was once quoted as saying, that "in three to four years, some 60% of practices could be leasing their applications via. ASPs." In an article entitled "Is there an ASP in your future?" in Internet Health Care Magazine, it was estimated that "The cost of using an ASP can be as much as 30% less than the total cost of owning and operating your own system."

Medinex plans to distribute Medinex Office five sales channels: Internet Service Providers (ISPs), Value Added Resellers (VARs) Hospitals, Insurance Companies, and Direct-to-Doctors.

Internet Service Providers (ISPs).

Medinex Office gives ISPs an easy way to rapidly raise themselves above the competition. Not only does Medinex Office give them a value added service to offer alongside their traditional offering, but also is a great way to enter the highly lucrative healthcare marketplace.

Value Added Resellers

VARs are already providing computer hardware, support, and service to the healthcare community. VARs license Medinex Office by region; bundling it with their existing offers, or as a stand alone solution. Medinex Systems hosts all data and provides the security.

Hospitals

Hospitals can license large blocks of Medinex Office and offer it to their doctors; strengthening the relationship. Hospitals can choose to host the data themselves, or Medinex Systems can take care of the entire issue.

Insurance Companies

The Insurance Company channel functions just like the Hospital. Insurers license large blocks and resell it to participating physicians. Insurers have the added benefit of being able to act as the claims clearinghouse; making the doctor's life easier, while saving the company thousands in claims transactions fees.

Direct to Doctor

Our direct program is simple. An individual physician can simply log on to our Web site, fill out a short form, and supply a credit card. Once the transaction is processed, a user name and password is supplied and the physician can start utilizing the software immediately. We also offer a full range of training options and customer support.

LeadPages. LeadPages are single-page Web sites within the MedMarket.com community. Easily found through keyword or plain text searches, they offer basic information about a company and include a link to that company's main Web site. LeadPages are designed to do three things: allow a company to advertise before a targeted audience, generate increased traffic to a company's Web site, and deliver qualified sales leads. We believe companies with a LeadPage presence at MedMarket.com are getting more for their advertising dollar than they could get anywhere else and anticipate 1,000 LeadPage clients by the end third quarter 2000.

LeadPage Stores. Adding to the effectiveness of LeadPages at MedMarket.com is our latest offering, the LeadPage Store. The idea is to take our foundation - thousands of unique visitors and hundreds of medical businesses - and build an e-commerce solution on top of it. By making it easy for shoppers to find what they need, and by delivering a ready-to-buy audience to a company's LeadPage Store, we facilitate an exchange that delivers on the promise of e-commerce: convenience, easy price comparisons, and quick market access. We believe online ordering and purchasing is a natural extension of the foundation we've built over the last several years.

The New MedMarket.com. On July 24, the Company debuted a newly designed MedMarket.com, featuring improved search capabilities and cleaner navigation and reinforcing our position as the Internet's top medical e-commerce community. We also introduced MyMedMarket, which allows visitors who look to MedMarket.com for healthcare products to save their favorite searches for quick reference. These improvements make MedMarket.com more convenient than ever. In addition, a new cluster of dedicated servers ensures MedMarket.com will be available when customers need it - well into the future.

Part II. Other Information

Item 1. Legal Proceedings.

On July 27, 2000 a legal proceeding was filed against Medinex by Gary D. Strong and Peggy L. Strong, husband and wife. Gary D. Strong ("Strong") was Medinex's former Investor Relations Director. The complaint was filed in the First Judicial District of the State of Idaho in and for the County of Kootenai.

The underlying facts of this case are as follows:

Effective January 11, 2000, Medinex and Strong entered into an employment agreement by which Strong accepted employment as Medinex's Investor Relations Director. On June 16, 2000, Medinex terminated Strong's employment for what Medinex believes to have been a good cause. The Strongs then filed the lawsuit against Medinex, alleging breach of contract, among other things, and seeking monetary damages in an unspecified amount in excess of the district court's $10,000 jurisdictional minimum, as well as their court costs and attorney's fees.

On July 5, 2000 a legal proceeding was filed against Yahoo! Inc., ("Yahoo!") by Medinex. The complaint was filed in the First Judicial District of the State of Idaho in and for the County of Kootenai.

The underlying facts of this case are as follows:

On January 14, 2000, Medinex and Yahoo entered into a contract whereby Medinex purchased the use of certain impressions or keywords on the Yahoo! network at a cost of $1.9 million for Medinex and its subsidiaries to use in their public policy Internet products. Subsequent to the execution of the contract, Yahoo! advised Medinex that it would not be able to provide to Medinex the use of certain keywords as originally contracted. When attempts to resolve this issue failed, Medinex filed the lawsuit against Yahoo!, alleging breach of contract, among other things, and seeking a declaratory judgment that Medinex has not violated the terms of the contract and will not be required to make any additional payments under the contract, prejudgment interest, compensatory damages in an amount to be proven at trial, as well as Medinex's costs and attorney's fees.

Item 2. Changes in Securities and Use of Proceeds

During the three months ended, June 30, 2000, Medinex sold 404,000 shares of common stock without registering the stock under the Exchange Act. Medinex sold the unregistered shares to the stockholders of Pinnacle Medsource, Inc. under the terms of an Agreement and Plan of Merger dated May 3, 2000, in which Medinex acquired all of the issued and outstanding stock of Pinnacle MedSource, Inc.

                                               NUMBER OF                      EXEMPTION
NAME OF COMPANY/PARTY      TYPE OF SECURITIES  SHARES GIVEN   DATE            RELIED ON
---------------------      ------------------  ------------   ----            ---------
Pinnacle Medsource, Inc.   Common Stock        404,000        May 26, 2000    Section 4(2),
                                                                              Section 3(a)(10)

Each stockholder was given the opportunity to review and discuss Medinex's business with the directors, officers, and management of Medinex. Each stockholder represented their intention to acquire the securities for investment only and not for distribution. Appropriate legends are affixed to the stock certificates issued in these transactions. No underwriters were used in relation to these transactions.

On June 22, 1999, Medinex's Registration Statement on Form SB-2 covering the offering of 2,500,000 shares of Medinex's Common Stock, Commission file number 333-74569 was declared effective. The offering commenced on June 23, 1999, and terminated upon the sale of all 2,500,000 shares of Medinex common stock. The offering was managed by EBI Securities Corporation and Millennium Financial Group, Inc. (the "Underwriters"). The total price to the public for the shares offered and sold by Medinex was $25,000,000. The amount of expenses incurred by Medinex in connection with the offering is as follows (in Thousands):

Underwriting discounts and commissions                                    $2,625
Finders fees                                                                 136
Expenses paid to or for the Underwriter                                    1,431
                                                                          ------
Total expenses                                                            $4,192


All of the foregoing expenses were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten percent (10%) or more of Medinex's common stock; or (iii) affiliates of Medinex.

The net proceeds of the offering to Medinex (after deducting the Underwriter's discounts and commissions and offering expenses) was $20,808. From the offering date, the net proceeds have been used in the following manner, in the following reasonably estimated amounts (in Thousands):

      - Investments in debt instruments of the United States Government and its agencies and investments in marketable equity securities: $3,763
      -     Acquisition of other businesses: $1,912
      -     Loan to Oron Strauss, previous Votenet General Manager: $133
      -     Working Capital: $15,000

Item 4. Submission of Matters to a Vote of Security Holders.

Medinex held its annual stockholder meeting on June 12, 2000. A total of 10,869,516 shares of common stock were outstanding at the date of record and entitled to vote at the meeting. Of the total outstanding, 6,709,535 shares were represented at the meeting and 4,159,981 shares were not.

Stockholders cast votes for the election of the following directors whose terms expire in 2003;

                        For               Abstained

Gary S. Paquin          6,685,593         23,942

T.A. Drew Wahlin        6,685,593         23,942

Stockholders cast votes for the ratification of Arthur Andersen, LLP as the Company's independent auditors for the fiscal year ending December 31, 2000:

                        For               Withheld                Abstained

                        6,540,272         163,793                 5,470

Item 5. Other Information

Medinex filed a Form S-8 Registration Statement with the Securities and Exchange Commission on April 7, 2000. The S-8 Registration Statement was filed pursuant to Rule 416(c ) and was for the purpose of registering a total of 1,000,000 shares for issuance under the Non-Qualified Stock Plan.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit Number

Exhibit 2.1 Agreement and Plan of Merger dated May 3, 2000 among Netivation.com, Inc., Netivation.com Merger Three Corp., and Pinnacle Medsource, Inc..

Exhibit 27.1     Financial Data Schedule

Exhibit 99.1 Press release dated May 12, 2000 announced the expansion of business to business platform with the acquisition of Pinnacle, a home medical equipment distributor

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the second quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Medinex Systems, Inc. (Registrant)
                                        Dated: August 10, 2000


                                        /s/ Anthony J. Paquin
                                        ----------------------------------------
                                        Anthony J. Paquin
                                        President and Chief Executive Officer