Form 10QSB
period 2000-09-30
MEDINEX SYSTEMS INC
filed 2000-11-14
CIK 1054709

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED
September 30, 2000

Commission file number 0-26337

MEDINEX SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or jurisdiction of incorporation or organization)	82-0514605 (I. R. S. Employer Identification No.)

806 West Clearwater Loop, Suite N, Post Falls, ID 83854
(208) 777-4203

(Address and telephone number of principal executive offices and principal place of business)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /x/ No / /
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Outstanding Shares
Class	as of Midnight November 8, 2000
Common Stock, par value $.01 per share	11,339,731

    Transitional Small Business Disclosure Format (check one): Yes / /  No /x/

Table of Contents
10-QSB

Part I. Financial Information

Item 1. Financial Statements

Medinex Systems, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2000	December 31, 1999
	(In thousands)	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$800	$15,504
Accounts receivable, net of allowance for doubtful accounts of $541 and $169 respectively	1,710	295
Inventory	429	—
Prepaid expenses and other current assets	221	388

Total current assets	3,160	16,187
Property and equipment, net	1,328	815
Investments	525	918
Intangible assets, net	11,877	15,341
Other assets	181	182

Total assets	$17,071	$33,443

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,980	$1,293
Accrued compensation	43	163
Deferred revenue	1,818	619
Accrued expenses and other current liabilities	452	738

Total current liabilities	5,293	2,813
Other long-term liabilities	25	75

Total liabilities	5,318	2,888

Commitments and contingencies (note 5)
Stockholders' equity:
Common stock, par value $.01 — authorized 30,000,000 and 25,000,000 shares respectively: issued and outstanding, 11,339,731 and 10,890,056 shares, respectively	1,134	1,089
Additional paid-in capital	41,546	40,098
Accumulated deficit	(31,085)	(11,025)
Accumulated other comprehensive income	—	393
Warrants outstanding	158	—

Total stockholders' equity	11,753	30,555

Total liabilities and stockholders' equity	$17,071	$33,443

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Nine Months Ended September 30,
	2000	1999
	(In thousands, except share and per share data) (Unaudited)
Revenues:
Product sales	$3,138	$—
Website development, consulting, and other services	2,585	563

Gross revenues	5,723	563
Sales discounts, returns and allowances	(71)	—

Revenues, net	5,652	563
Cost of revenues:
Product sales	2,301	—
Website development, consulting, and other services	1,016	369

	3,317	369

Gross profit	2,335	194

Operating expenses:
Sales and marketing	7,123	1,486
General and administrative	8,719	1,511
Product development	644	922
Noncash stock-based compensation	—	1,232
Amortization and impairment of intangibles	6,307	331

Total operating expenses	22,793	5,482

Loss from operations	(20,458)	(5,288)
Interest income, net	398	—

Net loss	(20,060)	(5,130)
Preferred stock dividend earned	—	(209)

Net loss attributable to common stockholders	$(20,060)	$(5,339)

Basic and diluted net loss per common share	$(1.82)	$(0.99)

Basic and diluted weighted average shares outstanding	11,002,494	5,377,642

Comprehensive loss:
Net loss	$(20,060)	$(5,339)
Unrealized loss on available for sale investments	(393)	—

Total	$(20,453)	$(5,339)

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30,
	2000	1999
	(In thousands, except share and per share data) (Unaudited)
Revenues:
Product sales	$1,575	$—
Website development, consulting, and other services	1,292	434

Gross revenues	2,867	434
Sales discounts, returns and allowances	(3)	—

Revenues, net	2,864	434
Cost of revenues:
Product sales	1,180	—
Website development, consulting, and other services	431	349

	1,611	349

Gross profit	1,253	85

Operating expenses:
Sales and marketing	1,381	706
General and administrative	3,231	843
Product development	35	231
Amortization and impairment of intangibles	3,388	304

Total operating expenses	8,035	2,084

Loss from operations	(6,782)	(1,999)
Interest income, net	25	154

Net loss	(6,757)	(1,845)
Preferred stock dividend earned	—	—

Net loss attributable to common stockholders	$(6,757)	$(1,845)

Basic and diluted net loss per common share	$(0.60)	$(0.21)

Basic and diluted weighted average shares outstanding	11,339,731	8,615,055

Comprehensive loss:
Net loss	$(6,757)	$(1,845)
Unrealized loss on available for sale investments	(394)	—

Total	$(7,151)	$(1,845)

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended September 30,
	2000	1999
	(In thousands) (Unaudited)
Cash flows from operating activities:
Net loss	$(20,060)	$(5,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,875	383
Noncash stock-based expense	248	1,338
Impairment of intangibles	1,830	—
Change in certain assets and liabilities:
Accounts receivable, net	(1,046)	(113)
Inventory	(250)
Prepaid expenses and other current assets	48	(469)
Other assets	56	(12)
Accounts payable	827	525
Accrued compensation	(144)	—
Deferred revenue	1,199	—
Accrued expenses and other current liabilities	(605)	175
Other long-term liabilities	(50)	(518)

Net cash used in operating activities	(13,072)	(3,821)

Cash flows from investing activities:
Additions to property and equipment	(897)	(431)
Investment in Moneyzone.com	—	(525)
Acquisition of businesses, net of cash acquired	(884)	(300)

Net cash used in investing activities	(1,781)	(1,256)

Cash flows from financing activities:
Proceeds from issuance of ESPP shares	75	—
Proceeds from exercise of stock options	74	—
Net proceeds from sale of 8% preferred stock	—	1,582
Net proceeds from issuance of common stock	—	20,808
Repayment on advances to shareholders	—	(95)
Repurchase of preferred stock	—	(113)
Repayment on long-term liabilities	—	880
Payment of interest on convertible note	—	(49)
Payment of preferred dividends	—	(209)

Net cash provided by financing activities	149	22,804

Net (decrease) increase in cash and cash equivalents	(14,704)	17,727
Cash and cash equivalents, beginning of the period	15,504	1,907

Cash and cash equivalents, end of the period	$800	$19,634

See accompanying notes to the condensed consolidated financial statements.

MEDINEX SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

1. The Company and Basis of Presentation

    Medinex Systems, Inc. (the "Company" or "Medinex"), a Delaware corporation, formerly named Netivation.com, Inc., is headquarted in Post Falls, Idaho. The Company commenced its current operations after acquiring technology developed by the existing management team on September 26, 1997.

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

    The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report (Commission File Number 000-26337) filed on Form 10-KSB for the fiscal year ended December 31, 1999. The financial information included herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the nine-month periods ended September 30, 2000 and 1999 and the three-month periods ended September 30, 2000 and 1999 are not necessarily indicative of operating results for the entire year.

    Certain prior year amounts have been reclassified for consistency with current year financial statement presentations.

2. Intangible Assets

    Intangible assets consist primarily of acquired technology, assembled workforce, customer base and goodwill related to acquisitions accounted for under the purchase method of accounting. Amortization of these purchased intangibles is provided on the straight-line basis over the respective useful lives of the assets, primarily three years. The Company identifies and records impairment losses on intangible and other assets when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the regulatory or business climate and projected future cash flows from the respective assets. As of September 30, 2000, intangible assets consisted of the following:

Acquired technology	$4,955
Assembled workforce	3,411
Customer base	3,634
Goodwill	5,423
Less: Accumulated Amortization	(5,546)

$11,877

    During the three-month period ended September 30, 2000, management determined that goodwill will not be fully recovered. Based on an estimated future cash flows analysis, Medinex has taken a charge of $1,830 in its statement of operations for the three months ended September 30, 2000 reflecting this impairment of the goodwill.

3. Inventory

    Inventories are stated at the lower of average cost or market and consist of medical supplies.

4. Recent Accounting Pronouncements

    In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," to provide guidance on the recognition, presentation, and disclosure of revenues in financial statements. The Company believes its revenue recognition practices are in conformity with the guidelines prescribed in SAB No. 101.

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation Number 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 clarifies the application of Accounting Principles Board Opinion 25 for only certain issues. This Interpretation was effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occured after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events, which occurred during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation were recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 did not have a material affect on the Company's financial position or results of operations.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133" delaying the effective date of SFAS No. 133. In June 2000, the FASB issued Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" amending certain accounting and reporting standards of SFAS No. 133. SFAS No. 133, as amended, is effective for the Company's fiscal 2001 financial statements. As the Company currently is not a party to any derivative financial instruments and does not anticipate becoming a party to any derivative instruments, management does not currently expect the adoption of SFAS No. 133, as amended, to have a material impact on the Company's consolidated financial statements.

    In July 2000, the Emerging Issues Task Force issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). Under the provisions of EITF 00-10, amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned for the goods provided and should be classified as sales revenue. However, the related shipping and handling costs may not be netted against sales revenue. In September 2000, the EITF made an addition to the final consensus reached at the July 2000 meeting requiring that the dollar amount and income statement classification of any significant shipping and handling costs be disclosed pursuant to APB Opinion No. 22, "Disclosure of Accounting Policies." The Company does not currently net shipping and handling fees earned against shipping and handling fees incurred. As a result, management does not currently expect the adoption of EITF 00-10 to have a material impact on the Company's consolidated financial statements.

5. Commitments and Contingencies

    From time to time the Company is subject to various legal proceedings that arise in the ordinary course of business. Although the Company cannot predict the outcome of these proceedings with certainty, the Company does not believe that the disposition of these matters will have a material adverse affect on its financial position, results of operations or cash flows.

    On June 16, 2000, Medinex terminated an employee for what Medinex believes to have been a good cause. On July 27, 2000 the employee filed a lawsuit against Medinex, alleging breach of contract, among other things, and seeking monetary damages in an unspecified amount. Medinex filed a motion for summary judgment on September 14, 2000, which is scheduled for hearing on December 18, 2000. Management believes that a material adverse outcome is remote.

    On January 14, 2000, Medinex and Yahoo entered into a contract whereby Medinex purchased the use of certain impressions or keywords on the Yahoo! Network at a cost of $1,900 for Medinex and its subsidiaries to use in their public policy Internet products. Subsequent to the execution of the contract, Yahoo! advised Medinex that it would not be able to provide to Medinex the use of certain keywords as originally contracted. When attempts to resolve this issue failed, Medinex filed a lawsuit against Yahoo!, alleging breach of contract, among other things, and seeking a declaratory judgment that Medinex has not violated the terms of the contract and will not be required to make any additional payments under the contract, prejudgment interest, compensatory damages in an amount to be proven at trial, as well as Medinex's costs and attorney's fees. On October 26, 2000, Medinex and Yahoo signed a settlement agreement terminating the contract, releasing each other from liability and stipulating to the dismissal of the action, which was dismissed on November 7, 2000.

6. Segment Information

    The Company manages and reports its operations in two business segments: medical and political. The Company uses gross profit, which is defined as net revenues less cost of revenues, to evaluate performance. There were no material intersegment transactions.

    The following table represents the Company's segment information for the nine-month period ended September, 2000:

OPERATIONS BY BUSINESS SEGMENT FOR THE
NINE MONTHS ENDED SEPTEMBER 30, 2000
(IN THOUSANDS)

	Medical Segment	Political Segment
Revenues, net	$3,397	$2,255
Cost of revenues	$(2,342)	$(975)
Gross profit	$1,055	$1,280

Profit Reconciliation:
Gross profit for reportable segments	$2,335
Operating expenses	$(22,793)
Non-operating income, net	$398
Net Loss	$(20,060)

    The Company does not track assets by operating segments. Consequently, it is not practicable to show assets by operating segments.

7. Subsequent Event

    On July 14, 2000, Medinex entered into an Asset Purchase Agreement with Politics.com, Inc., a Delaware corporation ("Politics.com"), in which Medinex sold all of the issued and outstanding stock of Raintree Communications Corporation, Public Disclosure, Inc., Net.Capitol, Inc., and U.S. Congress Handbook, Inc., along with certain other political-related assets, in exchange for 40,100,000 shares of common stock of Politics.com. Politics.com, a Delaware corporation, is a developer of Internet-based products and services for public affairs and political organizations.

    Medinex believed this transaction would strengthen its political division. However, after careful consideration, on October 9, 2000, Medinex and Politics.com entered into an agreement to void the transaction at its inception. Upon the dissolution of the transaction, Medinex remains the owner of all of the issued and outstanding stock of the companies mentioned above and the 40,100,000 shares of common stock of Politics.com were restored as authorized but unissued shares for Politics.com.

    Pursuant to the dissolution, Medinex is responsible for the following items: (i) all liabilities incurred by Politics.com after July 26, 2000 until the dissolution of the transaction, (ii) to pay the cash portion of certain settlements totaling $52 and to pay $75 to Politics.com's legal counsel for fees and expenses, and (iii) to host and provide basic maintenance of the "Politics.com" website for up to six months. Politics.com agreed to pay Medinex an amount equal to 50% of the amount by which the net proceeds from the sale of the "politics.com" URL and related technology exceed $500 and to issue Medinex 100,000 shares of its common stock.

Item 2. Management's Discussion and Analysis

    The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements thereto included elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in our reports filed with the Securities and Exchange Commission ("SEC") including our annual report on Form 10-KSB for the year ended December 31, 1999 (the "Form 10-K"). These forward-looking statements reflect only our opinion as of the date of this report and should not be relied upon. Medinex does not assume any obligation to revise forward-looking statements.

Overview

    Effective July 20, 2000 Netivation.com, Inc., changed its name to Medinex Systems, Inc., "Medinex". Medinex commenced current operations in September 1997 and began generating revenues from the sale of advertising and sponsorships in January 1999. Medinex supports two divisions, a medical division and a political division.

    The medical division of Medinex focuses on business-to-business E-commerce. This division's strategy is to build significant revenues by developing leading Internet products and services for the medical and health care community. Medinex maintains its corporate offices in Post Falls, Idaho, which serves as the control center for the medical advertising and software business. The medical division includes Pinnacle Medsource, Inc., a wholesale medical supply subsidiary located in Alpharetta, Georgia.

    The political division of Medinex provides tools, which target the public policy and political markets by delivering Internet-based tools and products and enabling users to obtain information concerning political issues, congressional committees, and lobbyist financial contributions. The political division is comprised of five wholly owned subsidiaries, all of which are located in Washington D.C., these are Net.Capitol, Inc., Raintree Communications Corporation, Politicallyblack.com, Public Disclosure, Inc., and U.S. Congress Handbook, Inc.

Acquisitions

    Acquisitions have played a major part in Medinex's growth. In the first and second quarter, Medinex acquired U.S. Congress Handbook, Inc., most of the assets and the business of DisabilityMall.com, and all of the assets and business of Pinnacle MedSource, Inc. Medinex paid an aggregate of $.9 million in cash, $.2 million in a promissory note and 499,000 unregistered shares of Medinex common stock in consideration for these entities.

    These acquisitions were accounted for by the purchase method of accounting, the assets acquired are accounted for at their fair market values and the results of operations have been included prospectively in the condensed consolidated financial statements since their acquisition date. The acquired companies are an integral part of Medinex's growth in 2000.

Politics.com

    On July 14, 2000, Medinex entered into an Asset Purchase Agreement with Politics.com, Inc., a Delaware corporation ("Politics.com"), in which Medinex sold all of the issued and outstanding stock of

Raintree Communications Corporation, Public Disclosure, Inc., Net.Capitol, Inc., and U.S. Congress Handbook, Inc., along with certain other political-related assets, in exchange for 40,100,000 shares of common stock of Politics.com. Politics.com, is a developer of Internet-based products and services for public affairs and political organizations.

    Medinex believed this transaction would strengthen its political division. However, after careful consideration, on October 9, 2000, Medinex and Politics.com, entered into an agreement to void the transaction at its inception. Upon the dissolution of the transaction, Medinex remains the owner of all of the issued and outstanding stock of the companies mentioned above and the 40,100,000 shares of common stock of Politics.com were restored as authorized but unissued shares for Politics.com.

    Pursuant to the dissolution, Medinex is responsible for the following items: (i) all liabilities incurred by Politics.com after July 26, 2000 until the dissolution of the transaction, (ii) to pay the cash portion of certain settlements totaling $52,217 and to pay $75,000 to Politics.com's legal counsel for fees and expenses, and (iii) to host and provide basic maintenance of the "Politics.com" website for up to 6 months. Politics.com agreed to pay Medinex an amount equal to 50% of the amount by which the net proceeds from the sale of the "politics.com" URL and related technology exceed $500,000 and to issue Medinex 100,000 shares of its common stock.

Corporate Restructuring

Ticker Symbol Change

    In conjunction with changing its name to reflect Medinex's focus on developing service provider-based software and business-to-business E-commerce and services for the growing Internet medical market, on July 27, 2000, Medinex changed its stock symbol and began trading its common stock under the symbol, MDNX (Nasdaq-NM: MDNX) on the Nasdaq National Market.

New Employees and Headcount

    As Medinex has grown beyond a product development company and toward a software sales and development company, Medinex has reexamined its corporate structure and made adjustments to ensure that the company runs efficiently, including the addition of a Vice-President of Technology in the third quarter. During the third quarter Medinex has taken steps to simplify it business processes, reduce its general and administrative expenses, and implement financial controls.

    As part of the restructuring, Medinex has also taken steps to decrease its salary costs. Medinex's executive team has voluntarily reduced their annual compensation by 25 to 50 percent. Medinex has also reduced their employee headcount from 159 as of June 30, 2000 to 112 employees as of September 30, 2000. Medinex may consider further general and administrative headcount reductions in the fourth quarter.

Impact of Restructuring

    As the impact of these restructuring changes begin to take shape, Medinex anticipates a significant reduction in operating expenses in the fourth quarter. It is anticipated that this will decrease operating expenses, excluding non-cash charges, to nearly half of the $6.4 million in the second quarter of this year. Medinex also anticipates the staffing changes will allow it to develop a high-performance and technologically advanced team which can focus on marketing Medinex's products to the rapidly changing environment of healthcare technology.

Results of Operations

Revenues

    Net revenues for the three months ended September 30, 2000 were $2,864,000, an increase of $2,430,000 from the $434,000 in net revenues for the three months ended September 30, 1999. For the nine months ended September 30, 2000, Medinex generated net revenues of $5,652,000. This compares to net revenues of $563,000 for the nine months ended September 30, 1999. Most of the revenue growth during this period was the result of companies Medinex acquired after the initial public offering. Medinex expects revenues to continue to grow in future periods as the demand for the on-line purchase of medical supplies increases as well as distribution of its software products are expected to begin in the fourth quarter of 2000. The Company also expects continued growth of the political division as that business continues to expand and develop into a leading Company within the marketplace.

    Medinex ended the third quarter of 2000 with $1,818,000 in deferred revenues. Medinex may experience seasonality in its membership traffic and some E-commerce revenues. Medinex also expects business usage of the Internet, and of its products and services to typically decline during the summer, year-end, and holiday periods.

Cost of Revenues

    Cost of product revenues primarily consists of the cost of books and medical supplies sold over the Internet. Website development, consulting, and other services' cost of revenues consist primarily of payroll costs for technology employees and web hosting/maintenance costs. Cost of revenues for the three months ended September 30, 2000 was $1,611,000 or 56.2% of net revenues as compared to $349,000 or 80.4% of net revenues for the three months ended September 30, 1999. For the nine months ended September 30, 2000, cost of revenues represented 58.7% of net revenues or $3,317,000 as compared to 65.5% of net revenues or $369,000 for the nine months ended September 30, 1999.

Gross profit

    Gross profit for the three months ended September 30, 2000 was $1,253,000 or 43.8% of net revenues as compared to $85,000 or 19.6% of net revenues for the three months ended September 30, 1999, an increase of $1,168,000. For the nine months ended September 30, 2000, the gross profit was $2,335,000 or 41.3% of net revenues. This compares to gross profit of $194,000 or 34.5% of net revenues for the nine months ended September 30, 1999.

    The growth in gross profit dollars over prior periods is largely attributable to the increase in revenues. The significant increase in gross margin realized during the three and nine months ended September 30, 2000 is primarily attributable to increases in net revenues without significant increases in the costs associated with generating these revenues. This was caused by efficiencies in the LeadPage development and political consulting departments, which allowed for a decrease in the size of the staff in those areas.

    In the future, Medinex's gross profit will be affected by the mix of products and services the Company sells. Since Medinex has limited experience in predicting revenues and product mix, Medinex is not able to predict the gross profits it may generate in future periods. In addition, Medinex periodically may sell its products and services at a loss and experience negative gross profits as it attempts to develop market share and attract members to its communities. Medinex has and will continue to experience significant fluctuations in its operating results as the Company transitions from a development company to a software sales and internet products and services corporation.

Operating expenses

    For the three months ended September 30, 2000 operating expenses were $8,035,000, an increase of $5,951,000 from the $2,084,000 for the three months ended September 30, 1999. Operating expenses for the nine months ended September 30, 2000 totaled $22,793,000 compared with $5,482,000 for the same period in 1999. Operating expenses continued to increase with the Company's growth. However, the Company has decreased headcount at the end of the third quarter by 30% as compared to the end of the second quarter. The staff reduction, as well as the implementation of cost cutting programs, have resulted in a decrease in operating costs, excluding impairments of goodwill, of $1,813,000 or 22.6% when comparing the three months ended September 30, 2000 and June 30, 2000. These costs will continue to decrease with further reductions in headcount, complete implementation of the cost cutting programs, and a decrease in advertising, marketing and professional service fees in the fourth quarter.

    For the three months ended September 30, 2000 sales and marketing expenses increased from $706,000 to $1,381,000 for the three months ended September 30, 1999. Sales and marketing expenditures increased for the nine months ended September 30, 2000 to $7,123,000 compared to $1,486,000 for the same period in 1999. Of the $7.1 million sales and marketing expenditures for the nine months ended September 30, 2000, $2.0 million was related to multiple marketing agreements with Internet content providers, nearly all of which have been discontinued in the fourth quarter of 2000. The only remaining agreement has been renegotiated to be paid over the next fourteen months in order to match expected future revenues generated by the Company. Costs will also continue to decline in the fourth quarter as the Company decreases expenses paid for other advertising and marketing programs.

    General and administrative expenses grew from $843,000 for the three months ended September 30, 1999 to $3,231,000 for the three months ended September 30, 2000. For the nine months ended September 30, 2000 general and administrative expenses grew from $1,511,000 to $8,719,000 for the nine months ended September 30, 2000. Amortization expenses due to acquisitions were $1,558,000 and $4,477,000 for the three and nine months ended September 30, 2000, respectively, which compares to $304,000 and $331,000 for the three and nine months ended September 30, 1999, respectively. In addition, impairments of goodwill of $1,830,000 were recognized during the three months ended September 30, 2000.

Loss from operations

    Medinex's loss from operations for the three months ended September 30, 2000 was $6,782,000, compared to $1,999,000 for the same period in 1999. The Company's loss from operations for the nine months ended September 30, 2000 was $20,458,000, compared to $5,288,000 for the same period in 1999.

Net loss and loss per share

    Medinex's net loss applicable to common shareholders for the three and nine months ended September 30, 2000 was $6,757,000 and $20,060,000, respectively, compared with $1,845,000 and $5,339,000, for the same periods in 1999. The loss per basic and diluted share was $0.60 for the three months and $1.82 for the nine months ended September 30, 2000 versus $0.21 for the three months and $0.99 for the nine months ended September 30, 1999. Medinex expects losses, excluding amortization of intangibles, to significantly decrease for the fourth quarter as the Company continues to increase is revenues and reduce is overall cash operating costs.

Generated revenues

    Revenues are generated from the sale of E-commerce merchandise, website development and hosting, Internet access, software licenses, consulting, and advertising. Revenue on the sale of products directly to customers through E-commerce are recognized when the products are shipped. In E-commerce transactions, Medinex acts as merchant-of-record. As a merchant-of-record Medinex records, as revenue, the full sales price of the product sold and the full cost of the product to Medinex as the cost of revenues when shipping the product.

    Software licensing costs and website development revenues are generally recognized when the elements essential to the software's function or the website have been delivered. In arrangements where Medinex has continued significant involvement with the licensee, revenues are deferred and recognized over the term of the applicable agreement. Medinex's hosting contracts typically have a term of one year or less and fees are charged on a monthly basis.

    Medinex's advertising revenues are recognized ratably over the term of the applicable advertising agreement. Medinex recognizes revenue for providing Internet access on a monthly basis.

Deferred revenue

    Deferred revenue consists primarily of prepaid licensing, hosting, advertising and software revenues that are being amortized over the life of their applicable contracts, which is typically twelve months or less. In several cases where the cash is collected in advance, the revenue is recognized ratably over the term of the contract. There are no significant incremental costs associated with the recognition of such revenue.

Liquidity and capital resources

    On June 22, 1999, Medinex completed its initial public offering ("IPO") of 2,500,000 shares of common stock, which resulted in net proceeds of $20.8 million. As of September 30, 2000, Medinex had cash and cash equivalents totaling $0.8 million, compared to $15.5 million as of December 31, 1999.

    Since its IPO, Medinex has acquired ten companies, which have enhanced and extended the range of Medinex's products and services. Medinex paid total consideration of 3,048,286 shares of Medinex common stock, $1.9 million cash and $0.2 million in promissory notes to acquire the outstanding stock and/or assets of these companies.

    For the nine months ended September 30, 2000, cash used in operating activities was $13,072,000 as compared to $3,821,000 for the same period in 1999. Medinex primarily used the cash to fund its net operating losses.

    Capital expenditures for the nine months ended September 30, 2000, were $897,000, which consisted primarily of Medinex's purchase of additional computer equipment used in operations.

    Medinex's management is very focused on cash flow and is evaluating a variety of outside financing alternatives with the appropriate consideration given to shareholder dilution to cover not only the working capital deficit, but also long-term financing needs. There are also opportunities for other business combinations, acquisitions, and divestitures that offer the potential for cash infusions to Medinex. In addition to cash on hand at September 30, 2000, Medinex also has an investment in 175,000 shares of MoneyZone.com, which closed at $3.00/share at quarter end, representing a value of $525,000.

    At the same time, management has reduced monthly expenses and implemented strict expense policies and procedures to control expenses going forward. The Company has reduced headcount in operations and general and administrative functions. Headcount totaled 112 on September 30, 2000, which represents a reduction of 38.5% from a high of 182 during the first half of the year. Sales headcount will increase in order to grow top line revenues. This includes the creation of a large account sales team that will focus on selling large dollar value opportunities to hospitals, large clinics, insurance companies, and others within the industry. As part of this plan, Medinex continues to reduce it's emphasis on low margin sales, choosing to focus more on higher margin product and technology sales. LeadPage sales continue to grow month to month and the release of the Medinex Office will provide the Company with even higher margin products.

    As of September 30, 2000 the Company has known commitments of approximately $750,000 to Microsoft and approximately $3.5 million in minimum lease payments for its remaining lease terms.

    While management believes that the likelihood of securing additional finances is high and that a combination of expense reduction and increased revenues will result in adequate cash flows to satisfy short term liquidity needs, our external auditors have indicated that absent an external financing in the future, it is possible that we would receive a going concern qualification in the auditor's report on our December 31, 2000 financial statements.

Product and Market Strategy

Medical Division

    The Medinex product and marketing strategy for the medical division includes three integrated Internet solutions for the healthcare marketplace: MedMarket.com, Medinex Office, and E-commerce solutions (through DiscountMedMarket.com and DiscountMedBooks.com.)

1.
MedMarket.com

    Medinex's MedMarket.com is a vertical portal that through its LeadPages provides advertising, traffic generation and sales lead generation for MedMarket.com's medical industry customers. MedMarket.com routinely ranks at the top of search engines in the medical supplies category.

    MedMarket.com currently is a leader in the industry with nearly one thousand (1000) client LeadPages. The LeadPages are single-page Web sites within the MedMarket.com community. Each LeadPage offers basic information about a company and includes a link to the company's main Web site. LeadPages are designed to allow a company to advertise before a targeted audience, generate increased traffic to a company's Web site, and deliver qualified sales leads to the company.

    MedMarket.com's LeadPages also have an E-commerce function. The LeadPages allow customers the opportunity to view cost comparisons on various medical products and then to purchase the medical products directly from the vendor.

2.
Medinex Office

    Medinex Office, is an Internet-based medical physician practice management software system, formerly named Practix. Medinex Office allows physicians to access all of their patient records from anywhere, at any time. Now Medinex Office is available to physicians throughout the United States through Medinex's newly deployed application service provider service ("ASP"). Unlike many of its competitors that are temporarily using legacy client/server via Cytrix technology until they can develop a pure ASP system, Medinex Office is fully ASP based. This advantage places Medinex Office at the forefront of ASP based physician practice management software systems. International Data Corp. estimates the overall U.S. market for ASPs will grow from $200 million in 1999 to $6 billion in 2003.

    As an ASP, Medinex Office is accessible through the Web and provides faster claims processing, secure remote access to the software from any Internet connection, real-time maintenance and updates provided by technology experts from a central location, and the highest level of security available. Medinex Office also provides daily backups of critical information, protection against viruses and automatic system upgrades. Medinex Office would eliminate physician's need for expensive software upgrades and hardware maintenance for their current practice management software programs. In an article entitled "Is there an ASP in your future?" published in Internet Health Care Magazine, it was estimated that "The cost of using an ASP can be as much as 30% less than the total cost of owning and operating your own system."

    Medinex plans to market Medinex Office through Value Added Resellers ("VARs") and also sell direct to physician practices.

3.
E-commerce Solutions

    Medinex offers products to the healthcare marketplace through its DiscountMedBooks.com and DiscountMedMarket.com websites. In addition, Medinex provides E-commerce solutions to its MedMarket.com Leadpage customers. Medinex also serves the home medical equipment market through its Atlanta-based subsidiary, Pinnacle MedSource, Inc.

Political Division

    Medinex's political division, also known as Votenet Solutions, currently offers a variety of public policy and political products. The current products include CapWeb, an online congressional contact system; FECInfo Pro, a relational database detailing campaign finance contributions for the past ten years; The U.S. Congress Handbook, the most complete, pocket-sized congressional directory; and, Policy Voice, a phone-based lobbying tool.

    In July 2000, the political division released CongressPro, the first political database on the Internet. CongressPro is a database which tracks political money, legislation and lobbyists involved in the Congress's committees and subcommittees. CongressPro enables a user to search for information on Congressional committees and subcommittees and the individuals who seek to influence these groups.

    In September 2000, the political division released CapWeb Elect. CapWeb Elect is an e-mail message casting system that enables organizations to coordinate advocacy campaigns via the Internet while targeting their messages at incumbent members of Congress as well as candidates running for Congress. This innovative Internet technology allows organizations and their constituents to communicate across the political spectrum to maximize the return on their investment in grassroots advocacy.

    In October 2000, the political division announced the release of PAC Tracker, an Internet-based subscription service that monitors contributions made by federally registered political action committees (PACs). The software lets trade associations view the contributions of their members, potential members and the financial position of their opposition. Prior to the release of PAC Tracker, associations manually tracked contributions, but the process was labor-intensive and limited many organizations to one annual contribution report.

    The marketing strategy of the political division has been to deliver Internet-based tools to the public policy and political markets, including associations, candidates, and lobbyists. Medinex's political division plans to continue this strategy and hopes to expand the products it offers within this market.

PART II. Other Information

Item 1. Legal Proceedings

    Medinex is involved in an employment litigation case with Gary and Peggy Strong, which was originally reported in Medinex's second quarter 10-QSB. Subsequently, on September 14, 2000, Medinex filed a motion for summary judgment and that motion is scheduled for hearing on December 18, 2000.

    Medinex also filed a complaint against Yahoo!, Inc. on July 5, 2000, which was originally reported in Medinex's second quarter 10-QSB. Subsequently, on October 26, 2000, Medinex and Yahoo signed a settlement agreement and the case was dismissed on November 7, 2000.

Item 2. Changes in Securities and Use of Proceeds

    During the three months ended September 30, 2000, there was no change in securities outstanding.

    On June 22, 1999, Medinex's Registration Statement on Form SB-2 covering the offering of 2,500,000 shares of Medinex's Common Stock, Commission file number 333-74569 was declared effective. The offering commenced on June 23, 1999, and terminated upon the sale of all 2,500,000 shares of Medinex common stock. The offering was managed by Global Capital Securities Corporation, formerly known as EBI Securities Corporation, and Millennium Financial Group, Inc. (the "Underwriters"). The total price to the public for the shares offered and sold by Medinex was $25,000,000.

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

    The net proceeds of the offering to Medinex (after deducting the Underwriter's discounts and commissions and offering expenses) was $20,808,000. From the offering date, the net proceeds have been used in the following manners, in the following reasonably estimated amounts (in thousands):

— Acquisition of other businesses:	$1,912
— Loan to Oron Strauss, previous Votenet General Manager:	$133
— Working Capital:	$18,763

Item 3. Defaults upon Senior Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders

    None

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits:

Exhibit 27.1	Financial Data Schedule
  (b)
  Reports on Form 8-K

      Registrant's Form 8K filed August 10, 2000. An Item 2 Disclosure regarding the closure of the transaction detailed in the Asset Purchase Agreement between Medinex Systems, Inc. and Politics.com, Inc. effective July 26, 2000.

      Registrant's Form 8-K/A filed October 10, 2000. An Item 2 Disclosure regarding the unwinding of the Asset Purchase Agreement between Medinex Systems, Inc. and Politics.com, Inc. effective July 26, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDINEX SYSTEMS, INC. (REGISTRANT) Dated: November 9, 2000
By:	/s/ ANTHONY J. PAQUIN Anthony J. Paquin President and Chief Executive Officer
MEDINEX SYSTEMS, INC. (REGISTRANT) Dated: November 9, 2000
By:	/s/ KEVIN BERNARD Kevin Bernard Chief Financial Officer

QuickLinks

Table of Contents 10-QSB
Part I. Financial Information
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis
PART II. Other Information
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES