Form 10KSB
period 2000-12-31
MEDINEX SYSTEMS INC
filed 2001-04-02
CIK 1054709

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-KSB

           ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                       Commission file number 000-26337

                               ----------------

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

                               ----------------

        Securities registered under Section 12 (b) of the Exchange Act:

             Title of each class                 Name of each exchange on which registered
         Common Stock, $.01 par value                      Nasdaq National Market

                               ----------------

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

   Registrant's revenues for the fiscal year ended December 31, 2000 were $4.6 million.

   Based on the stock's average bid and asked price of $0.2501 on March 27, 2001, non-affiliated market capital was approximately $2.4 million.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

  As of March 27, 2001, there were 12,327,421 shares of the registrant's $.01 par value common stock outstanding.

         Transitional Small Business Disclosure Format: Yes [_] No [X]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

   Medinex Systems, Inc. ("Medinex" or "the Company") is a medical software, medical supply distribution and technology company founded in 1997 and incorporated in the state of Delaware. Medinex's medical software solutions include Medinex Office, a Web-based practice management system and MxSecure, a Web-based secure medical messaging system. MedMarket.com is a business-to-business e-commerce community that provides products and services to physicians, hospitals, and medical professionals. In addition, MedMarket.com is a venue used by manufacturers and distributors of medical equipment and supplies for the promotion and distribution of their products and services.

   Medinex previously developed and operated a topic-specific Internet community in the political arena. The public policy and political community, Votenet.com, included content, products, and services designed for candidates for political office, voters, political organizations, political action committees and lobbyists. Medinex sold its political division in a management-led buyout in February 2001.

General

   Since its inception in 1997, Medinex has grown into one of the world's top 500 e-commerce companies on the Internet, as noted in Interactive Week, a weekly Internet trade journal.

   Medinex's healthcare focused business-to-business exchange, MedMarket.com, is a developer of Web-based solutions that provides e-commerce, content, products, and services for physicians, nurses, hospitals, pharmaceutical and insurance companies, medical supply providers and others involved in the healthcare market.

   Medinex's suite of products includes:

  . MedMarket Lead Pages, one-page Web sites that develop leads for medical providers and manufacturers. Set-up fees, as well as an annual subscription fees, are charged for the lead pages.

  .  MedMarket e-Store, a medical supplies and equipment e-commerce store.

  . Discountmedmarket.com and Discountmedbooks.com, a medical supplies store and a medical supplies bookstore.

  . Medinex Office, a Web-based, practice management system providing the front-office, back-office, and Internet-office solution for medical professionals. An annual license fee, as well as a monthly fees are charged on a per healthcare provider basis for each installation.

  .  MxSecure, a Web-based secure medical messaging system.

  . Pinnacle Medsource, Inc., a distributor of medical supplies using e-commerce and traditional channels of distribution.

   Medinex completed its initial public offering in June 1999 under the name Netivation.com, Inc. The Company's name changed to Medinex Systems, Inc. in July 2000 and is listed on the Nasdaq National Market under the symbol MDNX.

Acquisitions

   Acquisitions played a part in Medinex's growth strategy in 2000. Medinex Systems acquired three (3) companies during 2000. All acquisitions were accounted for by the purchase method of accounting, so they were accounted for at their fair market values and included prospectively in the financial statements from the respective acquisition dates.

  .  In January 2000, the Company acquired U.S. Congress Handbooks, Inc.
     (USCH). USCH publishes congressional directories designed to give readers complete and low-cost information about the U.S.

     Congress in both written and electronic formats. Medinex paid cash consideration of $200,000, 75,000 shares of unregistered common stock and a promissory note of $200,000 to the seller.

  . In March 2000, the Company acquired most of the assets and business of Disability Mall.com, a provider of information on the products, resources, and services available to the disabled, the handicapped, the physically challenged, the elderly, as well as the caregivers and health care professionals. Medinex paid cash consideration of $250,000 and 20,000 shares of unregistered common stock.

  . On May 26, 2000, the Company acquired all of the assets and business of Pinnacle Medsource, Inc. (Pinnacle). Pinnacle is a medical distribution company specializing in wholesale distribution to providers and dealers of medical equipment for disabled and home-bound patients. Medinex paid cash consideration of $300,000, paid off a loan of approximately $107,000, and issued 404,000 unregistered shares of the Company's common stock.

Clients

   Medinex has numerous and varied clients due to its focus on the healthcare communities. As such, the Company is not materially dependent on any specific clients.

Revenue Sources

   Due to the fast-paced and ever-changing environment of the Internet, Medinex believes it is imperative to have multiple sources of revenue. Medinex is currently positioned to capitalize on several revenue sources such as the following:

  . Web-based Software Applications are expected to be a primary source of revenue in 2001.

  . e-Commerce Sales have been and will continue to be an important source of revenue.

  . Lead Page Sales to Professionals, Suppliers and Manufacturers have been and will continue to be a source of revenue.

  . Advertising and Sponsorship Sales have been and are expected to be a source of revenue in the future.

  . Internet Consulting Services have been and are expected to be a source of revenue.

  . Medical Supply Sales have been and are expected to be a primary revenue source.

   To date, software application revenue has been nominal.

Branding

   Differentiation through branding is critical in the Internet industry. Much like revenue, it is important to have multiple avenues working simultaneously to create brand recognition. Medinex is utilizing several branding techniques to enhance its brand recognition including the following:

  . Domain Name Recognition with brands such as MedinexSystems.com, MedMarket.com, MedinexOffice.com and MxSecure.com.

  .  E-mail newsletter subscriptions

  .  Direct marketing through print media and mailers

  .  Sponsoring industry conferences

  .  On-line advertising

  .  Exchanging links with other Internet sites

  .  Establishing strategic relationships with medical industry organizations

  .  Media and Press Releases

Technology

   Medinex has developed and implemented a broad array of products and services by using a combination of its own proprietary technologies as well as technologies and content purchased or licensed from third parties. The Medinex Office products family has been developed as a proprietary JAVA application with the front-end using JSP (Java Server Pages) and the back-end using EJB's (Enterprise Java Beans). MedMarket.com has also been developed as a proprietary application using the Allaire ColdFusion and Spectra platform. Medinex maintains all of its Internet servers in a secure company-maintained facility at its corporate headquarters in Post Falls, Idaho.

Employees

   As of December 31, 2000, Medinex Systems had 83 employees. Of those employees, approximately 39 were in marketing and sales, 10 were in senior management, 11 were in development and 23 were in operations and administration. All employees are full-time.

   As Medinex continues to grow and introduce more products and services, it expects to hire additional personnel. Medinex's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified personnel. Medinex believes that its relations with its employees are satisfactory. Medinex is not a party to any collective bargaining agreements and Medinex has never experienced any work stoppage. The Company believes it has management personnel and processes in place to effectively manage the risks associated with employee turnover. "See Part III, Item 9, Directors, Executive Officers, Promoters and Control Persons and Compliance with Section 16(a) of the Exchange Act" for details on executive officers.

Patents And Trademarks

   Medinex owns no patents on its technology or products however, Medinex has filed an application for patent for MxSecure. Medinex has federally registered the following trademarks: "MEDINEX" (Class 38, Reg. No. 2,350,799), "MEDINEX" (Class 42, Reg. No. 2,365,142) and "MEDINEX.COM" (Class 42, Reg. No. 2,414,566). Medinex has applied for federal trademark registration for "MEDMARKET." Under common law, these trademarks have an unlimited duration. But, if Medinex receives the federal registration for these trademarks, the trademark will be effective for ten (10) years and may be renewed every ten
(10) years indefinitely. As a result of the acquisition of MedMarket.com in 1999, Medinex has obtained rights to the following tradenames, trademarks, and domain names: "MedMarket," "medmarket.com," "medmarket.net," "medmarketnetwork.com," and "medicom.com."

Competition

   The markets for developing Internet communities and providing Internet services and products are relatively new, intensely competitive and rapidly changing. Since the Internet's commercialization in the early 1990s, the number of Web sites on the Internet competing for users' attention has proliferated. Barriers to entry on the Internet are minimal, and competitors can launch new Web sites or new products and services at a relatively low cost. As a result, Medinex expects that competition in the Internet industry will continue to intensify.

   Medinex competes, directly and indirectly, for members, consumers, subscribers, content and service providers, advertisers, e-commerce partners and acquisition candidates with the following categories of companies:

  .  On-line services or Web sites targeted to the healthcare market;

  .  Web site search and retrieval services and other high-traffic Web sites;
     and

  . Vendors and distributors of healthcare information, products and services distributed through other means, including direct sales, mail and other offline media.

   Medinex believes there are key factors to developing successful software and Internet-based products and services and Internet communities. The primary factors include functionality, brand recognition, visitor and member affinity and loyalty, demographic focus, variety of value-added services, and critical mass. Other important factors to consider in developing competitive software and Internet-based products, services and community include ease-of-use, quality of site and information, and reliability of the services and products. Medinex also believes that the principal competitive factors in attracting customers, advertisers and e-commerce partners include price, the number of community visitors and members, the aggregate traffic to the communities, the demographics of the community membership base, and the creative implementation of advertising placements and e-commerce transaction opportunities.

   Medinex currently offers many of the same individual services, products and combinations of the services and products as offered by other software and Internet providers:

  . MedMarket.com competes against other healthcare industry business-to-business exchange and e-commerce providers;

  . Medinex's search engine competes against other Web site directories and search engine providers;

  . Medinex's Website design and hosting services compete against numerous other companies providing such capabilities;

  .  Medinex Office competes against numerous other software companies; and

  . Pinnacle Medsource competes against many other medical supply distribution companies

   Although Medinex faces a broad range of competition from a variety of Internet service and product providers, the Company believes that it can compete more effectively by targeting a specific community and offering greater depth of products, information and services than its competitors. For example, Medinex's MedMarket.com community offers advanced search engine capabilities, lead-generation capabilities and e-commerce and consulting services to multiple segments of the healthcare industry.

   With respect to Medinex's physician's practice management software, Medinex believes its primary competition will be manual processes, standard personal computer based business accounting and billing packages, as well as single or limited payer functions. These systems include those offered by Medisoft, KIP Medical Office Software, Techsoft Medical Systems and CCA Medical Practice Software. Most of these systems are based on desktop PC applications offering limited access to information managed by the system. Only users directly networked to the system and running the software can access or update information on these systems. Medinex believes that Medinex Office offers the convenience of remote access without special equipment or software, other than a PC and a standard Web browser. Since the systems software application components and "'backbone'" are managed on Medinex's servers remotely, Medinex believes that Medinex Office will be attractive to physician offices concerned with the cost of implementing and maintaining information technology solutions. Medinex also believes that many physicians and small physicians' offices have been reluctant to invest in information technology solutions and Medinex's primary competitive challenge will be to convince these groups to switch to the Medinex Office Internet-based solution. For those customers desiring all the benefits of an online, Web-based product but also desiring to house the server functions in-house, Medinex provides its Medinex Office Onsite edition.

   Many of Medinex's competitors have greater brand recognition and greater financial support, marketing capabilities and other resources. Medinex's competitors may develop products and services that are superior to Medinex's or that achieve greater market acceptance. These factors may place Medinex at a disadvantage in responding to its competitors' pricing strategies, technological advances, advertising, sponsorship and e-commerce efforts and other initiatives. As a result, Medinex may not compete successfully against its current or future competitors. Medinex's inability to successfully respond to competitive pressures could have a material adverse effect on Medinex's business, financial condition, operating results, and cash flows.

Governmental Regulation and Legal Uncertainties

   Medinex is currently subject to various laws and regulations relating to its business. But there are few laws or regulations currently directly applicable to the Internet and Medinex's current and expected activities on the Internet. However, new laws and regulations relating to the following areas may be adopted because of the Internet's popularity and growth:

  .  online content;

  .  user privacy;

  .  taxation;

  .  access charges;

  .  copyrights;

  .  characteristics and quality of products and services; and

  .  consumer protection

   Such government regulation may impose additional burdens on Medinex's business. These regulations may impede the growth in Internet use and thereby decrease the demand for Medinex's products and services or otherwise have a material adverse effect on Medinex's business, operations and financial condition.

   Additionally, U.S. and foreign laws relating to e-commerce or Internet communications are becoming more prevalent. These laws have recently been enacted and there is uncertainty in the Internet community regarding their impact on the marketplace. Any new legislation or regulation regarding the Internet, or the application of existing laws and regulations to the Internet, could materially adversely affect Medinex. If Medinex were alleged to violate federal, state or foreign civil or criminal laws, even if these claims could be successfully defended, Medinex could be materially adversely affected.

   Several telecommunications carriers are supporting regulation of the Internet by the Federal Communications Commission ("FCC") in the same manner that the FCC regulates other telecommunications services. These carriers have alleged that the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure, resulting in interruptions in phone service. Local telephone carriers such as Pacific Bell, a subsidiary of SBC Communications Inc., have petitioned the FCC to regulate Internet service providers in a manner similar to long-distance telephone carriers and to impose access fees on Internet service providers. Any such regulations could substantially increase the costs of communicating on the Internet. This could slow the growth in Internet use and thereby decrease the demand for Medinex's products and services or otherwise have a material adverse effect on Medinex's business, financial condition and operating results.

   Given that laws and government regulations are complex, vary widely from state to state, and are frequently changed, Medinex's products and services may not be legal or practical in all jurisdictions. For example, Medinex may not be able to ensure that its products and services keep pace with these frequently changing regulations and could be subject to liability. Such liability may place Medinex's activities under increased regulation, increase Medinex's cost of doing business and thereby decrease the demand for Medinex's products and services or otherwise have a material adverse effect on Medinex's business, its results of operations and its financial condition.

   If we fail to comply with current or future laws or regulations governing the collection, dissemination, use and confidentiality of patient health information, this failure could have a material adverse effect on our business, operating results and financial condition.

   Consumers sometimes enter private health information about themselves or their family members when using our services. Physicians or other health care professionals who use our products will directly enter health information about their patients, including information that may constitute a medical record under applicable law, that we will store on our computer systems. Numerous federal and state laws and regulations, the common law, and contractual obligations govern collection, dissemination, use and confidentiality of patient-identifiable health information, including:

  .  state privacy and confidentiality laws;

  .  our contracts with customers and partners;

  . state laws regulating health care professionals, such as physicians, pharmacists and nurse practitioners;

  .  Medicaid laws;

  . the Health Insurance Portability and Accountability Act of 1996 and related rules proposed by the Health Care Financing Administration; and

  . Health Care Financing Administration standards for Internet transmission of health data.

   The U.S. Congress has considered proposed legislation that would establish a new federal standard for protection and use of health information. In addition, the laws of other countries also govern the use of and disclosure of health information. Any failure by us or our personnel or partners to comply with any of these legal and other requirements could result in material liability. Although we have systems in place for safeguarding patient health information from unauthorized disclosure, these systems may not preclude successful claims against us for violation of applicable law or other requirements. In some cases, we may place our content on computers that are under the physical control of others, which may increase the risk of an inappropriate disclosure of health information. In addition, future laws or changes in current laws may necessitate costly adaptations to our systems.

   In 2000, the Department of Health and Human Service finalized proposed regulations at the federal level authorized under the Health Insurance Portability and Accountability Act of 1996. These regulations, codified at 45 CFR (S) 164.502(e), establish a new federal standard for privacy of health information. These regulations, which will not be effective until two years from finalization, may directly regulate some aspects of our business. Achieving compliance with these regulations could cost us significant amounts or delay or prevent implementation of our business model, and any noncompliance by us could result in civil and criminal penalties. In addition, development of related federal and state regulations and policies on confidentiality of health information could negatively affect our business.

History of Incorporation

   Medinex, formerly named Nelloro Corporation, was a Nevada corporation formed in 1993. Nelloro owned interests in mineral properties from September 1993 until 1996, near Nelson, Nevada. No mineral extraction or processing of the mining claims occurred, and, in 1996, Nelloro abandoned the claims and did not conduct any other business operations. Medinex began its current operations as Netivation.com, Inc., a Nevada corporation in September 1997 after acquiring the technology developed by Medinex's existing management team in consideration for 2,500,000 shares of common stock of Nelloro. On May 14, 1999, Netivation.com merged with and into Netivation.com Merger, Inc., a Delaware corporation, leaving Netivation.com Merger, Inc. as the surviving corporation. On June 28, 1999, Netivation.com Merger, Inc. filed a restated certificate of incorporation in which it renamed the corporation Netivation.com, Inc. On July 20, 2000, the Company's name was changed to Medinex Systems, Inc., to reflect the Company's focus on the healthcare industry.

Research and Development

   Our research and development expenses consist principally of technical engineering personnel costs, equipment depreciation, consulting and supplies. Product development expenses were $171,000 in 1998, $1,048,000 in 1999, and $643,000 in 2000. Costs related to research, design and product development have been charged to research and development expense as incurred.

Distribution

   Medinex distributes its products and services through the development and maintenance of applications via the Internet, on-site consulting and development, e-commerce, and through acting as a transaction manager between customer and distributor.

   Medinex offers a variety of Internet based products and services that are customized, hosted and maintained by Medinex. Medinex maintains multiple e-commerce sites that market products to the consumer. Medinex ships these products utilizing its facilities in Alpharetta, Georgia.

Previously Announced Products

   Medinex officially launched the enhanced Application Service Provider (ASP) based practice management solution, Medinex Office, at the Internet World trade show on April 5-7, 2000. Medinex Office is a Web-based practice management system that provides a complete office technology solution for medical professionals. It is currently being marketed to the medical community and to value added resellers (VARs) and application service providers (ASPs). Medinex Office was originally introduced as MedinexPro in August 1999.

ITEM 2. DESCRIPTION OF PROPERTY

Facilities

   Medinex's current headquarters is located at 806 West Clearwater Loop, Suite N, Post Falls, Idaho, where it leases approximately 8,500 square feet. Medinex also leases approximately 3,300 square feet at 225 Curie Drive, Suite 600, in Alpharetta, GA. Additionally, Medinex leases approximately 9,800 square feet of office space at 11th and G Streets, in Washington D.C., a portion of which is currently sublet to a third party. The lease for each of these locations is paid current and the properties are in good working condition. As a result of the political division sale, the office space at 11th and G Streets was assumed by Votenet Solutions, Inc.

Investment Policies

   Medinex developed a formal investment policy during the 1999 fiscal year. In 2000, Medinex adopted a formal policy which limited the amount of assets to be invested in any type of investment to 10%. The investment policy guidelines may be changed by the board of directors ("Board of Directors") and do not require stockholder vote. Currently, it is the Company's policy to acquire investments primarily for income.

   In 1999, Medinex made an investment in MoneyZone.com, formerly known as EBONLINE, for possible capital gain. The Company purchased 175,000 shares of MoneyZone.com for $3.00 per share. As of December 31, 2000, MoneyZone.com was trading at $0.563 per share. At this time, Medinex, does not invest in real estate, real estate mortgages or the securities of parties engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings

   Medinex is involved in an employment litigation case with Gary and Peggy Strong, which was originally reported in Medinex's second quarter 10-QSB. On September 14, 2000, Medinex filed a motion for summary judgment. On February 14, 2001, Medinex was granted a summary judgment on three of the five counts alleged by Mr. and Mrs. Strong. Medinex is proceeding with discovery and settlement discussions on the remaining counts to resolve this matter and believes a material adverse outcome is remote.

   Medinex also filed a complaint against Yahoo!, Inc. on July 5, 2000, which was originally reported in Medinex's second quarter 10-QSB. On October 26, 2000, Medinex and Yahoo signed a settlement agreement terminating the contract, releasing each other from liability and stipulating to the dismissal of the action. The action was dismissed on November 7, 2000.

   Medinex is involved in a lease dispute with Advantage Human Resourcing, LP (Advantage). Advantage filed a complaint against Medinex in the Superior Court of the District of Columbia on January 5, 2001. Advantage is alleging breach of contract and is seeking damages of $145,443, plus costs and fees. The Company has engaged an attorney in Washington, D.C. and the case is currently in the discovery phase of the proceedings.

   Medinex was named as the defendant in a collection dispute with Envelopes Unlimited. Envelopes Unlimited filed a complaint against Medinex in the Superior Court of the District of Columbia on January 4, 2001. The case has been settled and Medinex is paying the settlement amount in monthly installments.

   Medinex filed an action against Oron Strauss, a beneficial owner of the Company, in the District Court of Kootenai County, Coeur d'Alene, Idaho on December 1, 2000. Medinex is alleging breach of contract for Mr. Strauss' failure to repay a promissory note, and is seeking the balance due on the promissory note of $136,156.10, plus costs and fees. Mr. Strauss has filed a counterclaim against Medinex for unrelated claims relating to the decline in the value of Medinex's stock. Mr. Strauss is seeking an unspecified sum, in excess of $10,000, in damages. Management does not believe the counterclaim has any merit. Settlement discussions have been initiated in an attempt to resolve this case.

   Medinex is the named defendant in a collection dispute with Larocco and Associates. LaRocco and Associates filed a complaint against Medinex in the District Court of Kootenai County, Coeur d'Alene, Idaho on January 16, 2001. Medinex filed a counterclaim against LaRocco and Associates on February 12, 2001. LaRocco and Associates is seeking payment of consulting fees in the amount of $6,750.00, plus fees and costs. The Company disputes the claim on the basis of non-performance of the consulting contract, and is seeking the recovery of all consulting fees paid previously to LaRocco and Associates.

   Medinex and Anthony J. Paquin are named defendants in a case filed by the Rentscheler Brothers, Inc., doing business as BetterVote.com et al. This action was filed on January 19, 2001 in the Superior Court of the State of California City and County of San Francisco. This case involves alleged damages for breach of contract, intentional interference with contract and prospective economic advantage, negligent interference with prospective economic advantage, fraudulent inducement and conspiracy to defraud against a variety of defendants. The plaintiff is seeking unspecified damages. Management does not believe there is any merit to the plaintiff's claims.

   Medinex has filed a complaint against certain individuals regarding various postings on the Yahoo! Message Board. This case was filed with the U.S. District Court of Idaho on March 14, 2001. Medinex is alleging defamation of character, breach of contract, tortuous interference with business relationships, and wrongful interference with prospective economic advantage. A subpoena has been served upon Yahoo! to provide the actual identities of the posters, all of whom post their messages anonymously under fictitious names. Medinex is seeking unspecified damages.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Medinex stockholders were not asked to vote on any matters during the quarter ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Equity

   Our common stock has been quoted on Nasdaq since our initial public offering on June 22, 1999. On February 28, 2001, the Company received notice from Nasdaq of the delisting of our securities for failure to maintain a minimum bid price of $1.00. Medinex is currently appealing the delisting and until such appeal is resolved, remains traded on Nasdaq. The Company also received a letter of determination from Nasdaq on January 9, 2001 which notifies the Company that it has failed to maintain the minimum value of public float requirement of $5,000,000. The Company must respond to Nasdaq by April 9, 2001.

   The following table sets forth certain sales price data for our common stock for the periods indicated:

                      Medinex Systems, Inc. Common Stock

                                                                 High     Low
                                                               -------- -------
     Fiscal 2000:
       Quarter Ended December 31, 2000........................ $ 1.1875 $0.1250
       Quarter Ended September 30, 2000.......................   3.0000  0.7500
       Quarter Ended June 30, 2000............................   6.0625  1.1250
       Quarter Ended March 31, 2000...........................  10.0000  4.8750

     Fiscal 1999:
       Quarter Ended December 31, 1999........................ $ 9.0000 $4.3125
       Quarter Ended September 30, 1999.......................  12.9375  4.0625
       Quarter Ended June 30, 1999............................  10.1875  7.5000

   As of December 31, 2000, Medinex had approximately 2,200 holders of record of 12,309,631 shares of issued and outstanding common stock.

   Medinex paid $209,000 in dividends to preferred stock Shareholders in fiscal year 1999. Medinex did not pay dividends in fiscal year 2000 and does not expect to pay dividends in the foreseeable future. Medinex intends to use future earnings for reinvestment in its business. The Board of Directors will determine whether any future cash dividends will be paid and payment of any dividends will be dependent on Medinex's financial condition, results of operations, capital requirements and other such factors as the Board of Directors deems relevant.

Related Stockholders Matters

   On June 22, 1999, Medinex's Registration Statement on Form SB-2 covering the offering of 2,500,000 shares of Medinex's Common Stock, Commission file number 333-74569 was declared effective. The offering commenced on June 23, 1999, and terminated upon the sale of all 2,500,000 shares of Medinex common stock. The offering was managed by EBI Securities Corporation and Millennium Financial Group, Inc. The total price to the public for the shares offered and sold by Medinex was $25,000,000. The amount of expenses incurred by Medinex in connection with the offering was as follows:

     Underwriting discounts and commissions......................... $2,625,000
     Finders fees...................................................    136,000
     Expenses paid to or for the Underwriter........................  1,431,000
                                                                     ----------
       Total expenses............................................... $4,192,000
                                                                     ==========

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

   The net proceeds of the offering to Medinex (after deducting the Underwriter's discounts and commissions and offering expenses) was $20,808,000. From the settlement date, the net proceeds have been used in the following manner, in the following reasonably estimated amounts:

  .  Acquisition of other businesses: $1,912,000

  .  Loan to Oron Strauss, Votenet General Manager: $133,000

  .  Working Capital: $19,820,000

   On November 15, 2000 Medinex completed a Private Placement Offering (the Offering) in which Medinex sold 930,000 units to accredited investors. Each unit consisted of one share of common stock of Medinex, a warrant to purchase one share of common stock of Medinex at a purchase price of $1.90 per share and a warrant to purchase one share of common stock at $5.00 per share. The common stock was sold without registering the stock under the Exchange Act. The securities offered under the private placement are exempt from registration requirements for public offerings under Regulation D or other applicable exemptions from registration promulgated under the Securities Act of 1933 and applicable state securities laws and regulations. The holders of the shares of Medinex common stock obtained upon exercise of the warrants will have certain registration rights with regard to such common stock. The Offering was managed by Global Capital Securities Corporation. The total price for the units sold by Medinex was $837,000. The amount of expenses incurred by Medinex in connection with the Offering was as follows:

     Underwriting discounts and commissions........................... $ 83,700
     Expenses paid to or for the Underwriter..........................   25,110
                                                                       --------
       Total expenses................................................. $108,810
                                                                       ========

   The proceeds from the Offering were used for working capital.

   In December 2000, Medinex issued 18,300 shares of registered common stock under the Company's Employee Stock Purchase Plan. In aggregate, the shares were issued for approximately $4,000.

   In December 2000, Medinex issued 21,600 shares of unregistered common stock to its non-employee directors for services rendered by the board of directors for the year 2000. The securities issued are exempt from registration requirements for public offerings under Regulation D or other applicable exemptions from registration promulgated under the Securities Act of 1933 and applicable state securities laws and regulations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

 Overview

   Medinex Systems, Inc. ("Medinex" or the "Company"), a Delaware corporation, formerly named Netivation.com, Inc. is headquartered in Post Falls, Idaho. The Company commenced its current operations after acquiring technology developed by the existing management team on September 26, 1997.

   Medinex is focused on software, supply distribution and business-to-business exchange with other companies in the medical arena. Medinex's medical software solutions include Medinex Office, a Web-based practice management system and MxSecure, a Web-based secure medical messaging system. MedMarket.com is a business-to-business e-commerce community that provides products and services to physicians, hospitals, and medical professionals. In addition, MedMarket.com is a venue used by manufacturers and distributors of medical equipment and supplies for the promotion and distribution of their products and services. The medical division also includes Pinnacle Medsource, Inc., a wholesale medical supply subsidiary, located in Alpharetta, Georgia. This division's strategy is to develop significant revenues by distributing these products to the medical community.

   Medinex previously developed and operated a topic-specific Internet community in the political arena. The public policy and political community, Votenet.com, included content, products, and services designed for candidates for political office, voters, political organizations, political action committees and lobbyists. Medinex sold its political division in a management-led buyout in February 2001.

   Medinex emerged from the development stage during 1999. The Company is subject to the risks and challenges associated with other companies at a similar stage of development including dependence on key individuals, successful development and marketing of its products and services, the acceptance of the Internet as a medium for advertising, competition from substitute services and larger companies with greater financial, technical, management and marketing resources. Further, during the period required to develop commercially viable products, services and sources of revenues, the Company may require additional funds.

 Acquisitions

   In 1999 and 2000 acquisitions played a major role in Medinex's growth strategy. Medinex acquired three companies during 2000 and seven companies during 1999. All acquisitions were accounted for by the purchase method of accounting, so they were accounted for at their fair market values and included prospectively in the financial statements from the respective acquisition dates. The acquired companies represented a substantial portion of Medinex's growth during the second half of 1999 and all of 2000.

 Medical Division Acquisitions

   On March 27, 2000 the Company acquired most of the assets and business of Disability Mall.com, a provider of information on the products, resources, and services available to the disabled, the handicapped, the physically challenged, the elderly, as well as the caregivers and health care professionals. Medinex paid cash consideration of $250,000 and 20,000 shares of unregistered common stock. The excess purchase price of approximately $401,000 was allocated to goodwill and is being amortized over a three-year life.

   On May 26, 2000, the Company acquired all of the assets and business of Pinnacle Medsource, Inc. (Pinnacle). Pinnacle is a medical distribution company specializing in wholesale distribution to providers and dealers of medical equipment for disabled and home-bound patients. Medinex paid cash consideration of $300,000, paid off a loan of approximately $107,000, and issued 404,000 unregistered shares of the Company's common stock. The excess purchase price was allocated to goodwill of approximately $293,000, assembled workforce of approximately $112,000 and customer base of approximately $781,000.

   In June 1999, Netivation.com acquired both Interlink Services, Inc. (Interlink), and The Online Medical Bookstore, Inc. (Bookstore). Interlink was acquired for 126,429 shares of Netivation.com common stock and $50,000 and the Bookstore was acquired for 192,857 shares and $250,000. Interlink provides website design and hosting services and the Bookstore sells medical books and supplies via e-commerce. Both companies became wholly-owned subsidiaries of Medinex.

   In October 1999, Medinex acquired MedMarket, Inc., a developer of Internet e-commerce websites for medical manufacturers and suppliers, for $100,000 and 100,000 shares of Medinex common stock. The excess purchase price was allocated to goodwill of approximately $2,520,000

   In 2000, the Company sold the assets of Interlink, and as a result, has taken a charge of $639,000 in the statement of operations. This charge reflected the excess of the net book value of the assets over the selling price.

   In 2000, the Company discontinued substantially all of the historical activities of the Bookstore. The results of this change and an estimated future cash flows analysis of the remaining activities, created an impairment of the intangible assets originally acquired of $1,392,000. This charge has been reflected in the statement of operations.

 Political Division Acquisitions

   On January 13, 2000, the Company acquired U.S. Congress Handbooks, Inc.
(USCH). USCH publishes congressional directories designed to give readers the fastest, most complete, low-cost information about the U.S. Congress in both written and electronic formats. Medinex paid cash consideration of $200,000, 75,000 shares of unregistered common stock and a promissory note of $200,000 to the seller.

   In October 1999, Medinex acquired the following companies, which are now wholly-owned subsidiaries:

  . PoliticallyBlack.com, the leading political information center for African Americans for $55,000 and 30,000 shares of Medinex common stock.

  . Raintree Communications Corporation, a provider of automated voice and data services for grassroots lobbying for $100,000 and 150,000 shares of Medinex common stock, plus up to another 60,000 shares based on performance criteria.

  . Public Disclosure, Inc., the provider of FECInfo, a comprehensive website of Federal Election Commission information on federal candidates and interest groups for $190,000 and 300,000 shares of Medinex common stock.

   On December 15, 1999, Medinex acquired 100 percent of the outstanding stock of Net.Capitol, Inc., a leading provider of Internet-based products for public affairs and political organizations, including the AFL-CIO, IBM, the National Association of Realtors and the United States Senate. Medinex received all of the outstanding shares of Net.Capitol's capital stock in exchange for 1,544,730 shares of Medinex common stock, options to acquire 105,270 additional shares, plus payment of $410,220 to the Net.Capitol preferred shareholders. With the completion of the acquisition, Net.Capitol, Inc. became a wholly-owned subsidiary of Medinex.

   As of December 31, 2000, the Company's Management had reviewed the continuing carrying values of the intangible property associated with the acquisitions which made up its political division. As a result of this review, management elected to impair the intangible assets' carrying values to reflect the future expected revenues of this division. This impairment results in a $7,056,000 increase in losses being recognized as part of the 2000 loss from discontinued operations.

 Divestitures

   On August 10, 2000, Medinex sold the following assets ("Assets") to Politics.com, Inc., a Delaware corporation ("Politics.com"): all of the issued and outstanding stock of Raintree Communications Corporation, Public Disclosure, Inc., Net.Capitol, Inc., and U.S. Congress Handbooks, Inc., along with certain other political-related assets, in exchange for 40,100,000 shares of common stock of Politics.com. Politics.com is a developer of Internet-based products and services for public affairs and political organizations. In order to effectuate the sale of the Assets to Politics.com, the parties entered into an Asset Purchase Agreement dated as of July 14, 2000 (the "Purchase Agreement"). The transaction contemplated by the Purchase Agreement is hereinafter referred to as the "Transaction."

   Effective as of July 26, 2000, Medinex and Politics.com, entered into an Agreement (the "Agreement") to void the Transaction ab initio (that is, at its inception), with the effect that (i) Medinex remains the owner of all of the Assets, and (ii) the 40,100,000 shares of common stock of Politics.com issuable to Medinex in the Transaction are restored to the status of authorized but unissued shares. In addition, the Purchase Agreement and all documents executed or delivered in connection therewith were terminated ab initio.

   Pursuant to the Agreement, in order to restore the parties to their respective positions immediately prior to the execution of the Purchase Agreement Medinex was to (i) be responsible for substantially all liabilities incurred by Politics.com after July 26, 2000 until the closing of the transaction contemplated by the Agreement (the "Closing"), (ii) pay the cash portion of certain settlements at the Closing in the amount of $52,217 and pay $75,000 at the Closing to Politics.com's legal counsel for fees and expenses incurred to date, and (iii) host and provide basic maintenance of the "Politics.com" website for up to 6 months; and Politics.com was to (i) pay to

Medinex an amount equal to 50% of the amount by which the net proceeds from the sale of the "politics.com" URL and related technology exceed $500,000, and
(ii) issue to Medinex at the Closing 100,000 shares of its common stock.

   On February 13, 2001, Medinex sold substantially all of the assets of its Political division, which included the assets of its subsidiary corporations, Raintree Communications Corporation, Public Disclosure, Inc., Net.Capitol, Inc., and U.S. Congress Handbooks, Inc., along with certain other political-related assets and liabilities, to Votenet Solutions, Inc. ("Votenet") in exchange for cash consideration of $1,150,000 and an option by one of Votenet's shareholders to purchase 3,448,276 shares of the Company's common stock for $0.29 per share and 3,448,276 shares of the Company's common stock for $0.61 per share. Votenet, a Delaware corporation, was established for the purpose of this acquisition and will continue servicing the political and public policy communities formerly served by Medinex. The assets were sold to Votenet pursuant to an Asset Purchase Agreement dated as of February 13, 2001. These assets and the revenues previously derived from them were substantially all of the operations of the Company's Political segment for financial reporting purposes.

   As a result of the sale of the political division, the financial position and results of operations are reported as discontinued operations in the consolidated financial statements for all periods presented. The assets and liabilities of the political division have been reported in the consolidated balance sheet as net assets (liabilities) of discontinued operations. The political division was created through acquisitions in 1999 and 2000 and therefore there is no impact to the financial statements as of and for the year ended December 31, 1998.

 Ticker Symbol Change

   In conjunction with changing its name to reflect Medinex's focus on developing service provider-based software and business-to-business e-commerce and services for the growing Internet medical market, on July 27, 2000, Medinex changed its stock symbol and began trading its common stock under the symbol, MDNX (Nasdaq-NM: MDNX) on the Nasdaq National Market.

 Restructuring

   As Medinex has grown beyond a product development company and toward a software and e-commerce sales organization, Medinex has reexamined its corporate structure and made adjustments to operate the Company more efficiently. During the last half of 2000, Medinex has taken steps to simplify its business processes, reduce its general and administrative expenses and implement financial controls.

   As part of the restructuring, Medinex has also taken steps to decrease its salary costs. The members of Medinex's executive team voluntarily reduced their annual compensation by 25 to 50 percent. Medinex has also reduced its employee headcount from over 182 employees at the height of product development to 83 employees as of December 31, 2000 and to 35 after the sale of the political division.

 Revenues

   Revenues are generated from merchandise sales, website development and hosting, internet access, software licenses and advertising.

   Sales of products to customers through e-commerce and traditional channels are recognized when shipped. In these transactions the Company acts as merchant-of-record. Accordingly, the Company records as revenue the full sales price of the product sold and records the full cost of the product to the Company as cost of revenues, upon shipment of the product.

   Software licensing costs and website development revenues are generally recognized when all elements essential to the functionality of the software or the website have been delivered. When the Company has significant continuing involvement with the licensee, revenues are deferred and recognized over the term of the agreement. Hosting contracts typically have a term of one year, with fees charged on a monthly basis. Internet access is billed on a monthly basis and revenue is earned as billed.

   Advertising consists of the sale of impressions on one or more of the Company's network of websites. Advertising revenues are recognized ratably over the term of the applicable agreement.

   Deferred revenue consists primarily of advertising, licensing and hosting fees that are being amortized over their contract life, which is typically twelve months or less. In several cases where the cash is collected in advance, the revenue is recognized ratably over the term of the contract. There are no significant incremental costs associated with the recognition of such revenue.

 Cost of Revenues

   Cost of product revenues primarily consists of the cost of books and medical supplies sold. Website development, consulting, and other services cost of revenues consist primarily of payroll costs for technology employees and web hosting/maintenance costs.

Results of Operations--2000 and 1999

 Revenues

   Net revenues for the year ended December 31, 2000 were $4,595,000, an increase of $3,878,000 from the $717,000 of net revenues for the year ended December 31, 1999. Most of the revenue growth during this period was the result of companies Medinex acquired after the initial public offering. Medinex expects its revenues to continue to grow in future periods as the demand for the on-line purchase of medical supplies increases. Medinex also expects its revenues to grow as a result of the increase in the distribution of its software products.

   As of December 31, 2000, Medinex had $367,000 in deferred revenues. Medinex may experience seasonality in its membership traffic and some e-commerce revenues. Medinex also expects business usage of the Internet, and of its products and services to typically decline during the summer, year-end and holiday periods.

 Cost of Revenues

   Cost of revenues for the year ended December 31, 2000 was $3,012,000 or 65.5% of net revenues as compared to $622,000 or 86.8% of net revenues for the year ended December 31, 1999, an increase of $2,390,000.

 Gross Profit

   Gross profit for the year ended December 31, 2000 was $1,583,000 or 34.5% of net revenues, an increase of $1,488,000 over the $95,000 or 13.2% of net revenues for the year ended December 31, 1999. The growth in gross profit dollars over the prior year is largely attributable to the increase in revenues. The significant increase in gross margin realized during the year is primarily attributable to the increases in net revenues without the increase in fixed costs associated with generating these revenues. Another significant factor in the increase is due to the change in product mix as a result of the acquisitions made in 1999 and 2000.

   In the future, Medinex's gross profit will be affected by the mix of products and services the Company sells. Since Medinex has limited experience in predicting revenues and product mix, Medinex is not able to predict the gross profits it may generate in future periods. Medinex has and will continue to experience significant fluctuations in its operating results as the Company continues to transition into a software sales and Internet products and services organization.

 Operating Expenses

   During the year ended December 31, 2000, operating expenses were $13,712,000 as compared to $7,711,000 during the year ended December 31, 1999, a 77.8% increase. Operating expenses grew mostly from acquiring new businesses, growth in head count, as well as increasing expenditures for advertising, marketing programs, and professional services fees. The increase in operating expenses continues to reflect our transition to the stage of marketing and offering our services. However, the Company has decreased its headcount during the latter half of 2000 by over 54% as compared to its headcount of 186 during the height of the Company's software development. The staff reductions, as well as the implementation of cost cutting programs, have resulted in a decrease in operating costs, excluding non-cash amortization and impairment of intangible assets, of $3,191,000 when comparing the second half of 2000 with the first half. Management expects volatility in future operating expenses due to changes in headcount, changes in funding requirements, product development and results of marketing efforts.

   Sales and marketing expenses increased from $1,975,000 for the year ended December 31, 1999 to $4,046,000 for the year ended December 31, 2000. The sales and marketing expenses increased over the prior year due to a number of marketing agreements nearly all of which expired as of December 31, 2000.

   General and administrative expenses increased by $2,387,000 or 85.1%, from $2,805,000 during the year ended December 31, 1999 to $5,192,000 during the year ended December 31, 2000. General and administrative expenses grew significantly over the previous period primarily related to the acquisitions in 2000 and 1999 and the Company's growth from a private software development company to a public medical software, e-commerce and medical supply distribution organization.

   Research and development expenditures declined from $1,048,000 for the year ended December 31, 1999 to $643,000 during the year ended December 31, 2000. This decline reflects the Company's completion of the design and development of the physician practice management software, Medinex Office, in 2000.

   Amortization and impairment of intangible assets increased to $3,568,000 for the year ended December 31, 2000 as compared to $651,000 during the year ended December 31, 1999. This increase is primarily attributable to: (i) the acquisitions made during 1999 and 2000 creating ordinary amortization of $1,537,000 and $651,000 for the years ended December 31, 2000 and 1999, respectively and (ii) management determined that some of the intangible assets would not be fully recoverable based on an estimated future cash flow analysis which required an impairment to be recorded for the year ended December 31, 2000 of $2,031,000.

 Loss from Operations

   Medinex's loss from operations for the year ended December 31, 2000 was $12,129,000, compared to $7,616,000 for the year ended December 31, 1999.

 Interest Income

   Interest income for the year ended December 31, 2000 totaled $405,000, compared with $252,000 for the year ended December 31, 1999. The change was primarily due to the use of proceeds from the Company's June 1999 initial public offering that were invested in United States Government debt securities.

 Loss from Discontinued Operations

   The loss from discontinued operations represents the loss attributable to the Company's political division. The loss increased from $1,049,000 for the year ended December 31, 1999 to $18,684,000 for the year ended December 31, 2000. The loss increased as a result of the expansion of the division's operations and acquisitions made during the year as well as the write-down of intangible assets of $7,056,000.

 Net Loss and Loss Per Share

   Medinex's net loss applicable to common stockholders was $30,408,000 for the year ended December 31, 2000 as compared to $8,622,000 for the year ended December 31, 1999, a $21,786,000 increase. The loss per basic and diluted share from continuing operations was $1.05 and $1.19 for the years ended December 31, 2000 and 1999, respectively. The net loss per basic and diluted share was $2.71 and $1.35 for the years ending December 31, 2000 and 1999, respectively.

Results of Operations--1999 and 1998

 Revenue

   In 1999, the Company generated net revenues of $717,000. The Company did not recognize any revenues from its inception through December 31, 1998. Revenues expanded significantly in the second half over the first half of 1999, with over 81% of the year's annual revenues occurring in the second half. Most of the revenue growth was the result of companies acquired during the year. The Company ended 1999 with $46,000 in deferred revenues.

 Cost of Revenue

   Cost of revenue primarily consisted of the cost of books and medical supplies sold over the Internet as well as some of the payroll costs for technology employees. In 1999, cost of revenue and payroll costs for services provided represented 86.8% of net revenues.

 Gross Profit

   Gross profit dollars were $95,000 or 13.2% of net revenues during the year ended December 31, 1999. The Company offered discounts on certain items as promotional opportunities. These promotions lower gross margin percentages on the specific items offered, but were intended to attract more customers.

 Operating Expenses

   In 1999, operating expenses totaled $7,711,000, compared with $2,145,000 in 1998. Product development expenses grew from $171,000 in 1998 to $1,048,000 in 1999. Sales and marketing expenditures increased in 1999 to $1,975,000 compared to $551,000 in 1998. General and administrative expenses grew from $837,000 in 1998 to $2,805,000 in 1999. Amortization expenses due to acquisitions were $651,000 in 1999 which compares to no amortization in 1998. In 1999, stock-based compensation was $1,232,000 in relation to $586,000 in 1998. Operating expenses grew mostly from a growth in head count, as well as increased expenditures for advertising, marketing programs, and professional services fees. The increase in operating expenses primarily reflected our transition to the stage of marketing and offering our services.

 Loss from Operations

   The Company's loss from operations in 1999 was $7,616,000, compared with $2,145,000 in 1998.

 Interest Income

   Interest and other income net of expense for 1999 totaled $252,000, compared with interest expense of $183,000 in 1998. The change was primarily due to the use of proceeds from the Company's June 1999 initial public offering that were invested in United States Government treasury securities.

 Loss from Discontinued Operations

   The loss from discontinued operations represents the loss attributable to the Company's political division. The loss was $1,049,000 for the year ended December 31, 1999. The companies comprising the political division were acquired during 1999 and therefore there was no loss from discontinued operations during the year ended December 31, 1998.

 Net Loss and Loss Per Share

   The Company's net loss applicable to common stockholders in 1999 was $8,622,000, compared with $2,342,000 in 1998. The loss per basic and diluted share from continuing operations was $1.19 for the year ended December 31, 1999. The net loss per basic and diluted share was $1.35 and $0.69 for the years ending December 31, 1999 and 1998, respectively.

Liquidity and Capital Resources

   As of December 31, 2000, Medinex had cash and cash equivalents totaling $144,000 compared to $15,480,000 as of December 31, 1999.

   Since December 31, 1999, Medinex acquired three companies. The Company paid total consideration of 499,000 shares of Medinex unregistered common stock and $750,000 cash to acquire the outstanding stock and business of these companies.

   In November 2000, the Company completed a Private Placement Offering of 930,000 shares of common stock, resulting in net proceeds of $687,000. On June 22, 1999, Medinex completed its initial public offering of 2,500,000 shares of common stock, resulting in net proceeds of $20,808,000.

   In 1999, subsequent to its June 1999 IPO, Medinex acquired seven companies. The Company paid total consideration of 2,549,286 shares of Medinex common stock and $1,105,220 cash to acquire the outstanding stock of these companies.

   For the years ended December 31, 2000, 1999 and 1998, cash used in operating activities was $7,403,000, $7,168,000 and $1,271,000, respectively. Cash used in operating activities consisted mostly of funding the Company's net operating losses.

   Capital expenditures for 2000, 1999 and 1998, consisted primarily of the three and seven acquisitions, respectively, and the purchase of additional computer equipment. Total capital expenditures for the years ended December 31, 2000, 1999 and 1998 were $776,000, $404,000 and $77,000, respectively.

   For the year ended December 31, 2000, cash provided by financing activities of $843,000 was primarily due to Medinex's private placement offering. For the year ended December 31, 1999, cash provided by financing activities of $21,374,000 was primarily due to Medinex's initial public offering and other private placement offerings. For the year ended December 31, 1998, cash provided by financing activities of $4,088 was primarily related to Medinex's sale of preferred stock.

   Management is very focused on cash flows and is evaluating a variety of outside financing alternatives with the appropriate consideration given to stockholder dilution to cover not only the working capital deficit, but also long-term financing needs. There are also opportunities for other business combinations, acquisitions, and divestitures that offer potential cash infusions to Medinex. In addition to cash on hand at December 31, 2000, Medinex also has an investment in 175,000 shares of MoneyZone.com, which closed at $0.56/share at year end, representing a value of $99,000.

   At the same time, management has reduced monthly expenses and implemented strict expense policies and procedures to control expenses going forward, including the sale of the Political division. The Company has reduced headcount in operations and general and administrative functions. Headcount totaled 33 on February 26, 2001, which represents a reduction of 82% from a high of 182 during the first half of 2000.

   At December 31, 2000, the Company had known commitments of approximately $750,000 to Microsoft and approximately $2,186,000 in minimum lease payments for its remaining lease terms.

   Medinex estimates that its current cash balance will not be sufficient to fund its operations, working capital, capital expenditures, and business growth through the year 2001. The Company will be required to obtain additional sources of financing in the year 2001 to continue its operations. At its current stage of business development, Medinex's quarterly revenues and results of operations may be materially affected by, among other factors, development and introduction of products, time to market, market acceptance, demand for Medinex's products, the effects of competition, and general economic conditions. There can be no assurance that Medinex will be sufficiently funded during 2001 and therefore the independent auditors have indicated substantial doubt about the Company's ability to continue as a going concern in their report on the financial statements. At this time, Medinex has no long-term debt or established lines of credit.

Product and Marketing Strategy

   The Medinex product and marketing strategy includes three integrated Internet solutions for the healthcare marketplace: MedMarket.com, Medinex Office, and Medical Supply and e-commerce Solutions.

   1. MedMarket.com

    Medinex MedMarket.com is a business-to-business exchange portal for the medical industry that through its LeadPages provides advertising, traffic generation and sales lead generation for MedMarket.com's medical industry customers. MedMarket.com routinely ranks at the top of search engines in the medical supplies category.

    MedMarket.com currently is a leader in the industry with nearly 1,000 client LeadPages. The LeadPages are single-page Web sites within the MedMarket.com community. Each LeadPage offers basic information about a company and includes a link to the company's main Web site. LeadPages are designed to allow a company to advertise before a targeted audience, generate increased traffic to a company's Web site, and deliver qualified sales leads to the company.

    MedMarket.com's LeadPages also have an e-commerce function. The LeadPages allow customers the opportunity to view cost comparisons on various medical products and then to purchase the medical products directly from the vendor.

   2. Medinex Office and MxSecure

    Medinex Office is an Internet-based medical physician practice management software system, formerly named Practix. Medinex Office allows physicians to access all of their patient records from anywhere, at any time. Now Medinex Office is available to physicians throughout the United States through Medinex's newly deployed Application Service Provider ("ASP"). Unlike many of its competitors that are temporarily using legacy client servers via Cytrix technology until they can develop a pure ASP system, Medinex Office is fully ASP based. This advantage places Medinex Office at the forefront of ASP based physician practice management software systems. International Data Corp. estimates the overall U.S. market for ASPs will grow from $200 million in 1999 to $6 billion in 2003.

    As an ASP, Medinex Office is accessible through the Web and provides faster claims processing, secure remote access to the software from any Internet connection, real-time maintenance and updates provided by technology experts from a central location, and the highest level of security available. Medinex Office also provides daily backups of critical information, protection against viruses, and automatic system upgrades. Medinex Office will eliminate physician's need for expensive software upgrades and hardware maintenance for their current practice management software programs. In an article entitled "Is there an ASP in your future?" published in Internet Health Care Magazine, it was estimated that "the cost of using an ASP can be as much as 30% less than the total cost of owning and operating your own system."

    As an alternative, to alleviate concerns over privacy and to provide faster access to those locations without Internet provider choices, Medinex Office has also been developed to operate on a server in the physician's office. This alternative still provides daily backups of information, software upgrades and on-line help, while maintaining the security and integrity of the data within the physician's office.

    Medinex is currently marketing Medinex Office through Value Added Resellers ("VARs"), by establishing strategic relationships with regional insurance providers and selling directly to physician practices.

    An important component of our Medinex Office solution is our new MxSecure Messaging product. The system makes it very easy for healthcare professionals to send and receive encrypted messages (email, medical records, lab results) using their existing email accounts. It also enables convenient, secure and Health Insurance Portability and Accountability Act (HIPAA)-compliant doctor-to-patient email communication.

     To date, software application revenue has been nominal.

   3. Medical Supply and e-commerce Solutions

    Medinex currently offers medical supply products to the marketplace through its wholly-owned subsidiary, Pinnacle Medsource, Inc. The marketing strategy of Pinnacle to is to expand out of its traditional distribution network by using e-commerce. Pinnacle has begun and will continue to develop the sale and distribution of its products using the Web. This strategy will broaden its customer base and continue to assist the Company in becoming profitable.

To the Board of Directors
Medinex Systems, Inc.
Post Falls, Idaho

                         INDEPENDENT AUDITOR'S REPORT

   We have audited the accompanying consolidated balance sheet of Medinex Systems, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Medinex Systems, Inc. as of December 31, 1999 and 1998 were audited by other auditors whose reports dated March 21, 2000 and expressed an unqualified opinion on those statements.

   We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medinex Systems, Inc. and Subsidiaries as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has sustained substantial operating losses in recent years and the Company has used substantial amounts of working capital in its operations. At December 31, 2000, intangible assets comprise a material portion of the Company's assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

March 9, 2001

To Medinex Systems, Inc.:

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   We have audited the accompanying consolidated balance sheet of Medinex Systems, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether these financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medinex Systems, Inc. and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP

Seattle, Washington
March 28, 2001

ITEM 7. FINANCIAL STATEMENTS

                     MEDINEX SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                          As of December 31,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------

                         ASSETS
                         ------

Current assets:
  Cash and cash equivalents.............................. $     144  $  15,480
  Accounts receivable, net of allowance of $298 in 2000
   and $88 in 1999.......................................       590        111
  Unbilled receivables...................................       136        --
  Inventory..............................................       332        --
  Prepaid expenses and other current assets..............        47        320
                                                          ---------  ---------
    Total current assets.................................     1,249     15,911
Property and equipment, net..............................     1,002        716
Investments..............................................        99        918
Intangible assets, net...................................     1,882      3,716
Other assets.............................................        17         33
Net assets of discontinued operations....................       --      10,544
                                                          ---------  ---------
    Total assets......................................... $   4,249  $  31,838
                                                          =========  =========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Current liabilities:
  Accounts payable....................................... $   1,728  $     739
  Accrued compensation...................................        10        159
  Other accrued expenses.................................       116        339
  Deferred revenue.......................................       367         46
                                                          ---------  ---------
    Total current liabilities............................     2,221      1,283
                                                          ---------  ---------
Net liabilities of discontinued operations...............        74        --
                                                          ---------  ---------
    Total liabilities....................................     2,295      1,283
                                                          ---------  ---------
Commitments and Contingencies (Notes 10 and 13)

Stockholders' equity
  Preferred stock, $0.01 par value, 3,500,000 shares
   authorized, no shares issued or outstanding...........       --         --
  Common stock, $.01 par value, 30,000,000 and 25,000,000
   shares authorized, 12,309,631 and 10,743,483, shares
   issued and outstanding at December 31, 2000 and 1999,
   respectively..........................................       123        109
  Additional paid-in capital.............................    43,264     41,078
  Accumulated other comprehensive income.................       --         393
  Accumulated deficit....................................   (41,433)   (11,025)
                                                          ---------  ---------
    Total stockholders' equity...........................     1,954     30,555
                                                          ---------  ---------
    Total liabilities and stockholders' equity........... $   4,249  $  31,838
                                                          =========  =========


  The accompanying notes are an integral part of these consolidated financial statements.

                     MEDINEX SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                  Year ended December 31,
                                               --------------------------------
                                                  2000       1999       1998
                                               ----------  ---------  ---------
Revenues:
Product sales................................  $    3,540  $     548  $     --
Website development, consulting and other
 services....................................       1,130        169        --
                                               ----------  ---------  ---------
Gross revenues...............................       4,670        717        --
Sales discounts, returns and allowances......         (75)       --         --
                                               ----------  ---------  ---------
Revenues, net................................       4,595        717        --

Cost of revenues:
Product sales................................       2,781        567        --
Website development, consulting and other
 services....................................         231         55        --
                                               ----------  ---------  ---------
                                                    3,012        622        --
                                               ----------  ---------  ---------
Gross profit.................................       1,583         95        --
                                               ----------  ---------  ---------
Operating expenses:
  General and administrative.................       5,192      2,805        837
  Sales and marketing........................       4,046      1,975        551
  Research and development...................         643      1,048        171
  Amortization and impairment of intangible
   assets....................................       3,568        651        --
  Stock-based compensation...................         263      1,232        586
                                               ----------  ---------  ---------
                                                   13,712      7,711      2,145
                                               ----------  ---------  ---------
Loss from operations.........................     (12,129)    (7,616)    (2,145)
Interest income (expense), net...............         405        252       (183)
                                               ----------  ---------  ---------
Loss from continuing operations before income
 taxes.......................................     (11,724)    (7,364)    (2,328)
Provision for income taxes...................         --         --         --
                                               ----------  ---------  ---------
Loss from continuing operations..............     (11,724)    (7,364)    (2,328)
Preferred stock dividends earned.............         --        (209)       (14)
                                               ----------  ---------  ---------
Net loss available to common stockholders
 from continuing operations..................     (11,724)    (7,573)    (2,342)
Loss from discontinued operations............     (18,684)    (1,049)       --
                                               ----------  ---------  ---------
Net loss available to common stockholders....  $  (30,408) $  (8,622) $  (2,342)
                                               ==========  =========  =========
Basic and diluted net loss per common share:
  Net loss available to common stockholders
   from continuing operations................  $    (1.05) $   (1.19) $   (0.69)
                                               ==========  =========  =========
  Net loss available to common stockholders..  $    (2.71) $   (1.35) $   (0.69)
                                               ==========  =========  =========
Basic and diluted weighted average shares
 outstanding.................................  11,205,194  6,385,080  3,417,377
                                               ==========  =========  =========
Comprehensive loss:
  Net loss available to common stockholders..  $  (30,408) $  (8,622) $  (2,342)
  Unrealized gain (loss) on available for
   sale investments..........................        (426)       393        --
  Reclassification adjustment for losses
   included in net loss......................         426        --         --
                                               ----------  ---------  ---------
Total........................................  $  (30,408) $  (8,229) $  (2,342)
                                               ==========  =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                    MEDINEX SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (dollars in thousands, except share data)

                       8% Convertible
                      Preferred Stock     Subscriptions   Common Stock                            Accumulated
                     -------------------   Receivable   ----------------- Additional                 Other
                     Number of            for Preferred Number of          Paid-In   Accumulated Comprehensive
                       Shares    Amount       Stock       Shares   Amount  Capital     Deficit      Income      Total
                     ----------  -------  ------------- ---------- ------ ---------- ----------- ------------- --------
Balance, December
31, 1997...........         --   $   --      $   --      3,218,270  $ 32   $    73    $    (61)      $ --      $     44
Issuance in
February 1998 Of
shares for cash at
$1.20 per share....         --       --          --        105,000     1       125         --          --           126
Issuance in March
1998 of shares in
connection with
issuance of 8%
convertible
debenture..........         --       --          --        137,500     1       164         --          --           165
Issuance in July
1998 of shares in
connection with
modification of
terms of 8%
convertible
debenture..........         --       --          --         12,500   --         15         --          --            15
Grant in August
1998 of 75,000
common stock
options at $.10 per
share..............         --       --          --            --    --        180         --          --           180
Grant in August
1998 of 12,000
common stock
options at $1.25
per share..........         --       --          --            --    --         15         --          --            15
Issuance in
November and
December 1998 of 8%
convertible
preferred stock at
$2.50 per share,
net of issuance
costs of $621......   1,575,000    3,317         --            --    --        --          --          --         3,317
Subscriptions to
543,948 shares of
preferred stock,
net of issuance
costs of $177......         --       --        1,183           --    --        --          --          --         1,183
Preferred stock
dividend...........         --       --          --            --    --        --          (14)        --           (14)
Imputed interest on
advances from
stockholders.......         --       --          --            --    --         22         --          --            22
Net loss...........         --       --          --            --    --        --       (2,328)        --        (2,328)
                     ----------  -------     -------    ----------  ----   -------    --------       -----     --------
Balance, December
31, 1998...........   1,575,000    3,317       1,183     3,473,270    34       594      (2,403)        --         2,725
Issuance in January
1999 of 8%
convertible
preferred stock at
$2.50 per share,
net of issuance
costs of $116......     750,000    1,582      (1,183)          --    --        --          --          --           399
Issuance in January
1999 of restricted
stock as
compensation for
directors..........         --       --          --         30,000     1        18         --          --            19
Grant of stock
options............         --       --          --            --    --      1,249         --          --         1,249
Preferred stock
converted to common
stock on initial
public offering....  (2,325,000)  (4,899)        --      2,325,000    24     4,875         --          --           --
Issuance of common
stock on initial
public offering....         --       --          --      2,455,000    25    23,225         --          --        23,250
Issuance of stock
in satisfaction of
services rendered..         --       --          --         12,500   --         31         --          --            31
Preferred stock
dividend...........         --       --          --            --    --        --         (209)        --          (209)
Issuance of stock
for businesses
acquired...........         --       --          --      2,447,713    25    11,086         --          --        11,111
Unrealized gain on
marketable equity
securities.........         --       --          --            --    --        --          --          393          393
Net loss...........         --       --          --            --    --        --       (8,413)        --        (8,413)
                     ----------  -------     -------    ----------  ----   -------    --------       -----     --------
Balance, December
31, 1999...........         --       --          --     10,743,483   109    41,078     (11,025)        393       30,555
Issuance of stock
at various times in
satisfaction of
services rendered
by the board.......         --       --          --         36,000   --        105         --          --           105
Exercise of stock
options at various
times..............         --       --          --         48,900   --         37         --          --            37
Issuance of stock
for businesses
acquired...........         --       --          --        499,000     5     1,282         --          --         1,287
Issuance of stock
at various times in
connection with the
stock purchase
plan...............         --       --          --         48,928   --         81         --          --            81
Issuance of stock
for cash at various
times, net of
issuance costs of
$150...............         --       --          --        933,320     9       681         --          --           690
Unrealized loss on
marketable equity
securities.........         --       --          --            --    --        --          --         (393)        (393)
Net loss...........         --       --          --            --    --        --      (30,408)        --       (30,408)
                     ----------  -------     -------    ----------  ----   -------    --------       -----     --------
Balance, December
31, 2000...........         --   $   --      $   --     12,309,631  $123   $43,264    $(41,433)      $  --     $  1,954
                     ==========  =======     =======    ==========  ====   =======    ========       =====     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     MEDINEX SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                    Year ended December 31,
                                                    --------------------------
                                                      2000     1999     1998
                                                    --------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss........................................  $(30,408) $(8,413) $(2,328)
Adjustments to reconcile net loss to net cash used
 by operating activities:
  Loss from discontinued operations...............   (18,684)  (1,049)     --
                                                    --------  -------  -------
  Loss from continuing operations.................   (11,724)  (7,364)  (2,328)
  Depreciation and amortization...................     2,042      700       17
  Impairment of intangibles.......................     2,031      --       --
  Non-cash stock-based compensation...............       263      --       --
  Loss on permanent impairment of investments.....       426      --       --
  Expense associated with issuance of stock
   options........................................       --     1,232      586
  Imputed interest on advances from stockholders..       --       --        22
  Amortization of debt discount...................       --       --       131
Changes in assets and liabilities, net of amounts
 acquired:
  Accounts and unbilled receivables, net..........      (243)     128      --
  Inventory.......................................      (153)     --       --
  Prepaid expenses and other current assets.......       154     (500)     (35)
  Other assets....................................        69      (33)     --
  Accounts payable................................       127     (752)     159
  Accrued compensation and other accrued
   liabilities....................................      (715)    (480)     177
  Deferred revenues...............................       320      (99)     --
                                                    --------  -------  -------
    Net cash used by operating activities.........    (7,403)  (7,168)  (1,271)
                                                    --------  -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment..............      (776)    (404)     (77)
  Investment in MoneyZone.........................       --      (525)     --
  Purchase of short-term investments..............       --       --      (880)
  Proceeds from short-term investments............       --       880      --
  Acquisition cost of businesses, net of cash
   acquired.......................................      (863)    (431)     --
  Investments in discontinued operations..........    (7,137)    (153)     --
                                                    --------  -------  -------
    Net cash flows used by investing activities...    (8,776)    (633)    (957)
                                                    --------  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of employee stock
   purchase plan shares...........................        79      --       --
  Proceeds from exercise of stock options.........        74      --       --
  Proceeds from Britannia Holdings loan...........       --       --       550
  Repayment of Britannia Holdings loan............       --      (550)     --
  Issuance of common stock for cash, net of
   issuance costs.................................       690   20,808      126
  Proceeds from sale of 8% preferred stock........       --     1,582    3,938
  Proceeds from advances from shareholders........       --       --       189
  Preferred stock offering costs..................       --       --      (621)
  Repay advances from stockholders................       --       (95)     (94)
  Repurchase preferred shares.....................       --      (113)     --
  Payment of interest on convertible note.........       --       (49)     --
  Payment of preferred dividends..................       --      (209)     --
                                                    --------  -------  -------
    Net cash provided by financing activities.....       843   21,374    4,088
                                                    --------  -------  -------
Net increase (decrease) in cash and equivalents...   (15,336)  13,573    1,860
Cash and cash equivalents at beginning of period..    15,480    1,907       47
                                                    --------  -------  -------
Cash and cash equivalents at end of period........  $    144  $15,480  $ 1,907
                                                    ========  =======  =======
SUPPLEMENTAL CASH FLOW DATA:
  Cash paid for interest..........................  $      5  $    14  $   183
  Cash paid for income taxes......................       --       --       --

  The accompanying notes are an integral part of these consolidated financial statements.

                    MEDINEX SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000
            (Dollars in thousands, except share and per share data)

Note 1--Organization and Description of Business

   Medinex Systems, Inc. and Subsidiaries ("Medinex" or the "Company"), a Delaware corporation, formerly named Netivation.com, Inc. is headquartered in Post Falls, Idaho. The Company commenced its current operations after acquiring technology developed by management on September 26, 1997.

   The Company develops, designs and markets software and websites focused on medical communities. These communities, known as vertical portals, are for individuals, groups and businesses sharing a common interest.

   Medinex previously developed and operated a topic-specific Internet community in the political arena. The public policy and political community, Votenet.com, included content, products, and services designed for candidates for political office, voters, political organizations, political action committees and lobbyists. Medinex sold its political division in a management-led buyout in February 2001.

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

 Basis of Presentation and Going Concern

   The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At December 31, 2000 the Company has a working capital deficit of $972, an accumulated deficit of $41,433 and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

   Continuation of the Company is dependent on (1) achieving sufficiently profitable operations and (2) obtaining additional financing. Management recently sold its Political division for cash (See NOTE 14), is attempting to raise additional capital from various sources and is beginning to distribute its new software product, Medinex Office. However, there can be no assurances that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

   Certain consolidated financial statement amounts have been reclassified to conform to the 2000 presentation. These reclassifications had no effect on the net loss, comprehensive loss or accumulated deficit as previously reported.

   The Political division's results are reported as discontinued operations in the consolidated financial statements for all periods presented. The assets and liabilities of the Political division have been reported in the consolidated balance sheet as net assets (liabilities) of discontinued operations. The Political division was acquired in 1999 and 2000 and therefore there is no impact to the financial statements as of and for the year ended December 31, 1998.

                    MEDINEX SYSTEMS, INC. AND SUBSIDIARIES

                               December 31, 2000
            (Dollars in thousands, except share and per share data)


Note 2--Summary of Significant Accounting Policies

 Principles of Consolidation

   The Company's consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

 Stock Split and Reincorporation

   On May 17, 1999, the Company effected a one-for-two reverse stock split of its common and preferred stock and reincorporated in Delaware. All share and per share amounts in the accompanying financial statements have been adjusted retroactively to give effect to this reverse stock split.

 Estimates and Assumptions

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

 Cash Equivalents

   The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Medinex places its cash and cash equivalents with institutions of high credit-worthiness. At times, such investments may be in excess of the federal insurance limit.

 Inventory

   Inventories are stated at the lower of average cost or net realizable value and consist entirely of medical supplies.

 Investments

   Investments consist of equity securities of publicly held companies. The Company classifies investments as available for sale under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Investments are carried at fair market value, which is based on quoted market prices. Unrealized holding gains and losses are included as a component of accumulated other comprehensive loss, net of related deferred income taxes, unless a permanent impairment in value has occurred, which is then charged to operations. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. Dividend and interest income is recognized as earned. Investments have been classified as non-current assets in the accompanying financial statements due to management's current intent to hold such investments.

 Property and Equipment

   Property and equipment are recorded at the lower of cost or net realizable value. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation is determined using the straight-line method over the expected useful lives of the assets which is 3-5 years for furniture and fixtures, 3-5 years for vehicles and equipment, 3 years for computer equipment and software and 5 years or the remaining life of the lease, whichever is less, for leasehold improvements.

                    MEDINEX SYSTEMS, INC. AND SUBSIDIARIES

                               December 31, 2000
            (Dollars in thousands, except share and per share data)


 Intangible Assets

   Intangible assets consist primarily of assembled workforce, customer base and goodwill related to acquisitions accounted for under the purchase method of accounting. Amortization of these purchased intangibles is provided on the straight-line basis over the respective useful lives of the assets, primarily three years. The Company identifies and records impairment losses on intangible and other assets when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the regulatory or business climate and projected undiscounted future cash flows from the respective asset. As of December 31, 2000 and 1999, intangible assets consisted of the following:

                                                                 2000     1999
                                                                -------  ------
     Assembled workforce....................................... $   127  $  115
     Customer base.............................................     896     115
     Goodwill..................................................   2,425   4,137
                                                                -------  ------
                                                                  3,448   4,367
       Less: Accumulated amortization..........................  (1,566)   (651)
                                                                -------  ------
                                                                $ 1,882  $3,716
                                                                =======  ======

   During the third and fourth quarter 2000, management determined the intangible assets would not be fully recovered. Based on an estimated future cash flows analysis, Medinex has taken a charge of $2,031 in its statement of operations for the year ended December 31, 2000 reflecting this impairment of the intangibles.

 Compensated Absences

   Employees of the Company are entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service and other factors. Liabilities of $31 and $12 for compensated absences accrued have been recorded in the accompanying financial statements at December 31, 2000 and 1999, respectively.

 Financial Instruments and Concentrations of Credit Risk

   Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, accounts receivable, unbilled receivables and accounts payable. Fair values of cash and cash equivalents approximate cost due to the short period of time to maturity. The fair values of financial instruments that are short-term and/or that have little or no market risk are considered to have a fair value equal to book value. Assets and liabilities that are included in this category are accounts receivable, unbilled receivables and accounts payable.

   The Company performs initial and ongoing evaluations of its customers' financial position, and generally extends credit on open account, requiring collateral as deemed necessary. The Company maintains allowances for potential credit losses and believes that its trade accounts receivable credit risk exposure is limited.

 Income Taxes

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

                    MEDINEX SYSTEMS, INC. AND SUBSIDIARIES

                               December 31, 2000
            (Dollars in thousands, except share and per share data)


 Revenue Recognition

   Revenues are generated from merchandise sales, website development and hosting, internet access, software licenses and advertising.

   Sales of products directly to customers through e-commerce and traditional channels are recognized when shipped. In these transactions the Company acts as merchant-of-record. Accordingly, the Company records as revenue the full sales price of the product sold and records the full cost of the product to the Company as cost of revenues, upon shipment of the product.

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

   Advertising consists of the sale of impressions on one or more of the Company's network of websites. Advertising revenues are recognized ratably over the term of the applicable agreement.

   Deferred revenue consists primarily of advertising, licensing and hosting fees that are being amortized over their contract life.

 Stock-based Compensation

   The Company measures compensation cost for stock option plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Medinex also provides the required disclosures of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation."

 Advertising Costs

   The cost of advertising is expensed as incurred. During the periods ending December 31, 2000, 1999 and 1998, the Company incurred advertising expense of $365, $364, and $50, respectively.

 Research And Development

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

                    MEDINEX SYSTEMS, INC. AND SUBSIDIARIES

                               December 31, 2000
            (Dollars in thousands, except share and per share data)


 Basic and Diluted Loss Per Share

   In accordance with SFAS No. 128, "Computation of Earnings Per Share," basic earnings (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. Due to the losses in 2000, 1999 and 1998, potentially dilutive securities were excluded form the calculation of diluted earnings (loss) per share as they were antidilutive. Therefore, there was no difference in the calculation of basic and diluted earnings (loss) per share in 2000, 1999 and 1998.

 Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities and the measurement of those instruments at fair value. The implementation of SFAS No. 133 is not expected to have a material impact on Medinex's financial position or results of operations.

   In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. The Company believes its revenue recognition practices are in conformity with the guidelines prescribed in SAB No. 101.

   In March 2000, the FASB issued FASB Interpretation Number 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 clarifies the application of Accounting Principles Board Opinion 25 for only certain issues. This interpretation was effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occurred after either December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation were recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 did not have a material affect on the Company's financial position or results of operations for the year ended December 31, 2000.

Note 3--Acquisitions and Divestitures

 Acquisitions

   On January 13, 2000, the Company acquired U.S. Congress Handbooks, Inc.
(USCH). USCH publishes congressional directories designed to give readers the fastest, most complete, low-cost information about the U.S. Congress in both written and electronic formats. Medinex paid cash consideration of $200, 75,000 shares of unregistered common stock and a promissory note to the seller for $200, in addition to assuming USCH liabilities of $18. The acquisition has been accounted for using the purchase method of accounting. The excess purchase price was allocated to goodwill of approximately $467 and customer base of approximately $414. In the latter part of 2000, all of the recorded goodwill of $467 and all but $58 of the recorded customer base of $414 were written off.

   On March 27, 2000 the Company acquired most of the assets and business of Disability Mall.com, a provider of information on the products, resources, and services available to the disabled, the handicapped, the physically challenged, the elderly, as well as the caregivers and health care professionals. Medinex paid cash consideration of $250 and 20,000 shares of unregistered common stock. The acquisition has been accounted for

                    MEDINEX SYSTEMS, INC. AND SUBSIDIARIES

                               December 31, 2000
            (Dollars in thousands, except share and per share data)

using the purchase method of accounting. The excess purchase price of approximately $401 was allocated to goodwill and is being amortized over a three-year life.

   On May 26, 2000, the Company acquired all of the assets and business of Pinnacle Medsource, Inc. (Pinnacle). Pinnacle is a medical distribution company specializing in wholesale distribution to providers and dealers of medical equipment for disabled and home-bound patients. Medinex paid cash consideration of $300, paid off a loan of approximately $107, and issued 404,000 unregistered shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting. The excess purchase price was allocated to goodwill of approximately $293, assembled workforce of approximately $112 and customer base of approximately $781.

   In connection with the acquisitions in 2000, net assets acquired were as follows:

       Cash............................................................. $  48
       Accounts receivable..............................................   371
       Inventory........................................................   179
       Property and equipment...........................................     6
       Other assets.....................................................     2
       Liabilities......................................................  (526)
                                                                         -----
                                                                         $  80
                                                                         =====

   On June 22, 1999, simultaneous with the IPO, the Company acquired Interlink Services, Inc. (Interlink), a website design and hosting services company and The Online Medical Bookstore, Inc. (the Bookstore), (collectively referred to as the "Companies") a discount medical book and medical supply e-commerce company. Medinex paid aggregate cash consideration for the two acquisitions of $300 and 319,286 shares of its common stock. The acquisition of the Companies has been accounted for using the purchase method of accounting. The excess purchase price of approximately $3.6 million was allocated to goodwill and is being amortized over a three-year life.

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

   In October 1999, the Company also acquired Public Disclosure, Inc. (Public Disclosure). Public Disclosure developed FECInfo, a relational database that categorizes every federal campaign contribution over the last ten years and is sold as an annual subscription. Medinex paid aggregate consideration of $190 and 300,000 unregistered shares of the Company's common stock for a total purchase price of $1,337. The acquisition was accounted for using the purchase method of accounting. Of the excess purchase price of approximately $1,333, $800 was allocated to acquired technology, $200 was allocated each to assembled workforce and customer base and $133 was allocated to goodwill, all of which are being amortized over a three-year life.

                    MEDINEX SYSTEMS, INC. AND SUBSIDIARIES

                               December 31, 2000
            (Dollars in thousands, except share and per share data)


   In December 1999, the Company acquired NetCapitol, Inc., (NetCapitol). NetCapitol develops and hosts websites for special interest groups to effect grass roots lobbying efforts for national, state and local political issues. Medinex paid consideration of $410 and 1,544,730 unregistered shares of the Company's common stock for a total purchase price of $8,909. The acquisition was accounted for using the purchase method of accounting. Of the excess purchase price of approximately $9,491, $3,797 was allocated to acquired technology, $2,847 was allocated each to assembled workforce, $1,898 was allocated to customer base and $949 was allocated to goodwill, all of which are being amortized over a three-year life.

   In connection with the acquisitions in 1999, net assets acquired were as follows:

       Cash............................................................. $  57
       Accounts receivable..............................................    33
       Property and equipment...........................................   131
       Other assets.....................................................    32
       Liabilities......................................................  (873)
                                                                         -----
                                                                         $(620)
                                                                         =====

 Unaudited Pro Forma Combined Results

   The following summarizes the unaudited pro forma results of the Company's operations for the years ended December 31, 2000, 1999 and 1998 assuming all of the business combinations occurred as of January 1, 1998, before considering the effects of discontinued operations. The pro forma results are presented for the purposes of additional analysis only and do not purport to present the results of operations that would have occurred for the periods presented or that may occur in the future.

                                                     Years ended December 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     --------  -------  -------
       Revenues..................................... $  8,378  $ 4,644  $ 3,211
       Net loss before taxes........................  (30,360)  (9,143)  (2,470)
       Net loss per share...........................    (2.71)   (1.43)   (0.71)

 Divestitures

   On August 10, 2000, Medinex sold the following assets ("Assets") to Politics.com, Inc., a Delaware corporation ("Politics.com"): all of the issued and outstanding stock of Raintree Communications Corporation, Public Disclosure, Inc., Net.Capitol, Inc., and U.S. Congress Handbook, Inc., along with certain other political-related assets, in exchange for 40,100,000 shares of common stock of Politics.com. Politics.com is a developer of Internet-based products and services for public affairs and political organizations. In order to effectuate the sale of the Assets to Politics.com, the parties entered into an Asset Purchase Agreement dated as of July 14, 2000 (the "Purchase Agreement"). The transaction contemplated by the Purchase Agreement is hereinafter referred to as the "Transaction."

   Effective as of July 26, 2000, Medinex and Politics.com, entered into an Agreement (the "Agreement") to void the Transaction ab initio (that is, at its inception), with the effect that (i) Medinex remains the owner of all of the Assets, and (ii) the 40,100,000 shares of common stock of Politics.com issuable to Medinex in the Transaction are restored to the status of authorized but unissued shares. In addition, the Purchase Agreement and all documents executed or delivered in connection therewith were terminated ab initio.

                    MEDINEX SYSTEMS, INC. AND SUBSIDIARIES

                               December 31, 2000
            (Dollars in thousands, except share and per share data)


   Pursuant to the Agreement, in order to restore the parties to their respective positions immediately prior to the execution of the Purchase Agreement Medinex was to (i) be responsible for substantially all liabilities incurred by Politics.com after July 26, 2000 until the closing of the transaction contemplated by the Agreement (the "Closing"), (ii) paid the cash portion of certain settlements at the Closing in the amount of $52,217 and paid $75,000 at the Closing to Politics.com's legal counsel for fees and expenses incurred to date, and (iii) host and provide basic maintenance of the "Politics.com" website for up to 6 months; and Politics.com was to (i) pay to Medinex an amount equal to 50% of the amount by which the net proceeds from the sale of the "politics.com" URL and related technology exceed $500,000, and
(ii) issue to Medinex at the Closing 100,000 shares of its common stock.

   In August 2000, Medinex sold substantially all of the assets of Interlink to the previous owner for $10 which approximated the net book value of the assets of Interlink. Based on an estimated future cash flows analysis, Medinex has taken a charge of approximately $639,000 and $1,392,000 reflecting the impairments of the intangibles for Interlink and the Bookstore, respectfully.

Note 4--Property and Equipment

   The major components of property and equipment at December 31, 2000 and 1999 are as follows:

                                                                   2000   1999
                                                                  ------  -----
     Furniture and fixtures...................................... $  385  $ 263
     Vehicles and Equipment......................................     37     34
     Computer equipment and software.............................  1,158    519
     Leasehold Improvements......................................     95     80
                                                                  ------  -----
                                                                   1,675    896

     Less accumulated depreciation and amortization..............   (673)  (180)
                                                                  ------  -----
       Net carrying value........................................ $1,002  $ 716
                                                                  ======  =====

   Depreciation expense for the years ending December 31, 2000, 1999 and 1998 was $487, $102 and $17, respectively.

Note 5--Investments

   At December 31, 2000 and 1999, investments in available for sale securities were as follows:

                                                                    2000   1999
                                                                    -----  ----
     Amortized cost basis.......................................... $ 525  $525
     Unrealized gain...............................................   --    393
     Other than temporary decline..................................  (426)  --
                                                                    -----  ----
       Fair market value........................................... $  99  $918
                                                                    =====  ====

   At December 31, 2000, the Company evaluated the investment and determined it was more likely than not that a recovery of the market value of the investment was remote. Therefore the Company reflected the decline in the statement of operations.

                    MEDINEX SYSTEMS, INC. AND SUBSIDIARIES

                               December 31, 2000
            (Dollars in thousands, except share and per share data)


Note 6--Federal Income Taxes

   The Company did not provide an income tax benefit for any of the periods presented because it has experienced operating losses since inception. The Company's total tax net operating loss carryforwards were approximately $25 million at December 31, 2000 which expire between 2012 and 2020. The significant components of the deferred tax asset at December 31, 2000 and 1999, were as follows:

                                                                2000     1999
                                                               -------  -------
     Net operating loss carryforward.......................... $ 8,525  $ 2,580
     Stock compensation.......................................     653      618
     Amortization of intangibles and other....................   4,577      216
                                                               -------  -------
     Deferred tax asset.......................................  13,755    3,414
     Deferred tax asset valuation allowance................... (13,755)  (3,414)
                                                               -------  -------
                                                               $   --   $   --
                                                               =======  =======

   Medinex recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized principally due to the expiration of net operating losses and tax credit carryforwards. The valuation allowance on deferred tax assets increased by $10,341 and $2,606 during 2000 and 1999, respectively.

   In accordance with certain provisions of the Internal Revenue Code, as amended, a change in ownership of greater than 50% of a company within a two year period results in an annual limitation on the Company's ability to utilize its net operating loss ("NOL") carryforwards from tax periods prior to the ownership change. The Company acquired subsidiaries over the past two years. The tax effects of the subsidiaries' prior tax status have not been included and are expected to be limited by provisions of the Internal Revenue Code.

Note 7--Debt

 Convertible Note Payable to Stockholder

   At December 31, 1998, the Company had an 8% convertible note (the "Note") with a principal balance of $550, and accrued interest payable quarterly. The Note was due on March 16, 1999, and was paid in full by the Company in January 1999. The Company issued 137,500 shares of the Company's common stock to the lender in connection with the granting of the loan in March 1998 and issued an additional 12,500 shares of common stock in July 1998 in exchange for a modification of the escrow requirements. The fair market value of these shares at the date of issuance was reflected as a debt discount and was accreted to interest expense over the original one year life of the agreement, using the effective interest rate method.

   As of December 31, 1998, the unamortized debt discount on the Note was $49. Amortization expense related to the debt discount was $49 and $131 for the periods ended December 31, 1999 and 1998, respectively.

 Advances from Stockholders

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

                    MEDINEX SYSTEMS, INC. AND SUBSIDIARIES

                               December 31, 2000
            (Dollars in thousands, except share and per share data)


 Promissory Note

   In January 2000, the Company issued a promissory note in connection with the acquisition of USCH (see NOTE 3). The note, which is secured by certain USCH assets, bears interest at 5.76% and is due in quarterly installments of $27, including interest, beginning February 1, 2000. At December 31, 2000 there was approximately $100 outstanding on the note, which has been included in net liabilities of discontinued operations. During the year ended December 31, 2000 the Company paid approximately $7 in interest expense on the note. The note was paid in full in February 2001.

Note 8--Stockholders' Equity

 Convertible Preferred Stock

   On June 23, 1999, the Company closed its initial public offering (IPO) of 2,455,000 shares of common stock at $10.00 per share, for net proceeds of $23.2 million. At closing, all of the Company's issued and outstanding shares of convertible preferred stock were converted into 2,325,000 shares of common stock.

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

 Common Stock

   At December 31, 2000 and 1999, the Company has authorized 30,000,000 and 25,000,000 shares of $.01 par value common stock, respectively.

   On November 15, 2000 Medinex completed a Private Placement Offering (the Offering) in which Medinex sold 930,000 units to accredited investors. Each unit consisted of one share of common stock of Medinex, a warrant to purchase one share of common stock of Medinex at a purchase price of $1.90 per share and a warrant to purchase one share of common stock at $5.00 per share. The market value of the common stock on that date was $610 and the warrants attributed to the transaction were valued at $227. The common stock was sold without registering the stock under the Exchange Act. The holders of the shares of Medinex common stock obtained upon exercise of the warrants will have certain registration rights with regard to such common stock. The net proceeds from the Offering was $687, net of $150 in offering costs, and was used for working capital.

 Stock Option Plans

   In July 1998, the stockholders and Board of Directors approved a Nonqualified Stock Option and Restricted Stock Plan. In March 1999, the Company amended and restated this plan as the 1999 Equity Incentive Plan (the "Plan"). The Board of Directors has the authority to determine all matters relating to incentive and non-qualified stock options and restricted stock to be granted under the Plan, including the selection of individuals to be granted options, number of shares to be subject to each option, the exercise price and the term and vesting period,

                    MEDINEX SYSTEMS, INC. AND SUBSIDIARIES

                               December 31, 2000
            (Dollars in thousands, except share and per share data)

if any. Options generally vest over periods ranging up to five years and have lives up to ten years from the date of grant. Options outstanding at December 31, 2000 and 1999 have an average remaining contractual life of eight and nine years, respectively. At December 31, 2000 and 1999, exercise prices ranged from $0.50 to $10.00 and $1.25 to $10.00 per share, respectively.

   In January 2000, the Plan was amended to adjust the calculation of the increase in the share reserve as of January 1 of each year. The amended plan allows for the adjustment of the share reserve to include 15% of the aggregate of (i) the total shares issued and outstanding as of January 1 and (ii) the total shares Medinex is obligated to issue as of January 1. The Company has reserved a total of 1,617,155 shares of common stock for issuance to its stock option holders under the plan and has 146,680 shares remaining in the Plan available for future grant as of December 31, 2000.

   The Company also has a non-qualified stock plan (the "Non-Qualified Plan") for the benefit of employees and consultants. The Company has 1,000,000 shares authorized under the Non-Qualified Plan. At December 31, 2000 and 1999, the Company had issued, net of options cancelled, 417,029 and 105,270 shares, respectively, and there were 582,971 and 894,730 unissued shares remaining in the Non-Qualified Plan, respectively.

   The following table summarizes the Company's stock option activity:

                                   2000              1999             1998
                            ------------------ ---------------- ----------------
                                      Weighted         Weighted         Weighted
                                      Average          Average          Average
                                      Exercise         Exercise         Exercise
                             Options   Price   Options  Price   Options  Price
                            --------- -------- ------- -------- ------- --------
   Outstanding, beginning
    of period..............   902,725  $4.75   274,500  $0.66       --   $ --
   Granted................. 1,411,379   2.99   653,225   6.21   274,500   0.66
   Exercised...............    52,220   0.77     1,250   1.25       --     --
   Canceled................   327,150   5.68    23,750   1.78       --     --
   Outstanding, end of
    period................. 1,934,734   3.34   902,725   4.75   274,500   0.66
   Exercisable at end of
    period.................   715,172   3.91   415,956   2.64   274,500   0.66

   The following table summarizes information about all stock options, including those issued outside of the Plan, outstanding at December 31, 2000:

                  Options Outstanding                   Options Exercisable
    ------------------------------------------------------------------------
                                    Weighted
                                     Average   Weighted             Weighted
                                    Remaining  Average              Average
      Range of           Number    Contractual Exercise   Number    Exercise
   Exercise Prices     Outstanding    Life      Price   Outstanding  Price
    ---------------    ----------- ----------- -------- ----------- --------
    $0.03 - $ 0.99        968,092      8.0      $  .39    273,092    $  .11
     1.00 -   1.99        120,925      5.6        1.30     31,425      1.27
     2.00 -   2.99        101,317      6.8        2.48     67,403      2.51
     5.00 -   5.99         18,150      8.9        5.38      5,990      5.38
     6.00 -   6.99        444,100      9.2        6.27    225,112      6.25
     7.00 -   7.99            950      9.4        7.38        950      7.38
     8.00 -   8.99          1,200      9.4        8.38      1,200      8.38
     9.00 -   9.99         20,000      9.4        9.38        --        --
             10.00        260,000      7.0       10.00    110,000     10.00
                        ---------                         -------
             Total      1,934,734                         715,172
                        =========                         =======

                    MEDINEX SYSTEMS, INC. AND SUBSIDIARIES

                               December 31, 2000
            (Dollars in thousands, except share and per share data)


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

   The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation expense been recognized on stock options issued based on the fair value of the options at the date of grant and recognized over the vesting period, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                          December 31,
                                                    --------------------------
                                                      2000     1999     1998
                                                    --------  -------  -------
     Net Loss:
       As reported................................. $(30,408) $(8,622) $(2,342)
       Pro forma...................................  (32,606)  (9,131)  (2,342)
     Basic and diluted loss per share
       As reported................................. $  (2.71) $ (1.35) $ (0.69)
       Pro forma...................................    (2.91)   (1.43)   (0.69)

   The weighted average grant date fair value of options granted in 2000, 1999 and 1998 was $2.99, $1.93 and $3.19, respectively. The fair value of each option was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                       2000     1999     1998
                                                     --------  -------  -------
     Expected dividend yield........................     0.00%    0.00%    0.00%
     Expected stock price volatility................   128.63%  110.00%      NA
     Risk-free interest rate........................     5.24%    5.50%    5.50%
     Expected life of options....................... 10 years  3 years  3 years

   The initial impact on pro forma net loss may not be representative of compensation expense in future years when the effect of the amortization of multiple awards would be reflected in results of operations. In 1998, Medinex was a private company and therefore no volatility assumption was required.

 Stock Options Issued Outside of the Plan

   In June 1998, the Company issued an option to purchase 125,000 shares (option shares) of common stock at a price of three cents ($.03) per share in exchange for consulting services. These options are fully vested and have no expiration date. The optionee has the right to tender all of its option shares back to the Company for cash and notes payable five years from the date of the original grant. The price to repurchase the option shares is equal to the number of shares multiplied by the fair market value of the underlying common stock, multiplied by 1.25. The right to tender the option shares back to the Company expired upon the Company's initial public offering.

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

                    MEDINEX SYSTEMS, INC. AND SUBSIDIARIES

                               December 31, 2000
            (Dollars in thousands, except share and per share data)

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

 Employee Stock Purchase Plan.

   In March 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan ("Purchase Plan"), to provide employees of the Company and its affiliates with an opportunity to purchase common stock at a discounted rate through payroll deductions. The Purchase Plan will terminate at the Board of Directors' discretion. Under the Purchase Plan, 500,000 shares of common stock have been reserved for issuance.

   The Purchase Plan is intended to qualify as an employee stock Purchase Plan within the meaning of Section 423 of the Internal Revenue Code. The Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. A new offering period begins every 6 months. The Board of Directors has currently authorized an offering commencing on December 10, 1999, of the Company's common stock and ending December 9, 2000, with sequential 6-month offerings thereafter.

   During the year ending December 31, 2000 the Company issued 48,928 shares to employees under the Purchase Plan.

 Board Compensation

   In November 1999, the Compensation Committee agreed to pay non-employee directors' compensation of one-thousand dollars for each Board of Directors meeting attended, five-hundred dollars for each committee meeting attended and five-hundred dollars for each telephonic Board of Directors or telephonic committee meeting the non-employee director attended. The non-employee directors also receive reimbursement for travel and lodging expenses based on each director's location. In September 2000, the Compensation Committee agreed that each non-employee director would receive stock as payment for their services as a board of director in lieu of cash. Total stock and cash paid to Director's for services rendered in fiscal year 2000 was 21,600 shares and $14.

   The Company issued 30,000 shares of restricted stock to three non-employee directors in exchange for services performed during 1999. The shares of restricted stock are fully vested and the restrictions were released in December 1999.

   In January 2000, each non-employee director received a restricted stock grant and a stock option grant under the Equity Incentive Plan. The stock grant was for 4,800 shares of Medinex common stock, which were released from restriction on December 31, 2000. The stock option grant was for 4,800 shares of Medinex common stock of which 1/3 vest annually. In November 2000, 20,800 shares of Medinex Common Stock were issued to a new board member, which will be released from restriction on May 22, 2001.

   In February 2000, the Compensation Committee agreed that each non-employee director would receive a stock option grant for 10,000 shares of common stock for his or her efforts in assisting Medinex with its Initial

                    MEDINEX SYSTEMS, INC. AND SUBSIDIARIES

                               December 31, 2000
            (Dollars in thousands, except share and per share data)

Public Offering. The exercise price for these shares is $6.31, the fair market value of the stock as of January 3, 2000. These stock options are fully vested.

 Stock Warrants

   In connection with the Company's initial public offering, the Company agreed to issue warrants to purchase 250,000 shares of common stock at $16.50 per share. At December 31, 2000 there were 250,000 warrants outstanding. The warrants expire in 2004.

   In connection with the Private Placement Offering (see COMMON STOCK) the Company issued warrants to purchase 930,000 shares of common stock at $1.90 and 930,000 shares of common stock at $5.00. All of these warrants, which expire in 2005, were outstanding at December 31, 2000.

   In May 2000, the Board of Directors authorized the issuance of warrants to purchase 140,000 shares of common stock for consulting services performed by third parties. At December 31, 2000, the warrants had not yet been issued.

   In connection with an advertising agreement, the Company issued warrants to purchase 50,000 shares of common stock at $6.313. The agreement was terminated in October 2000 and as a result, all warrants were also cancelled.

 Reserved for Future Issuance

   The following common shares have been reserved for future issuance as of December 31, 2000:

       Employee stock options......................................... 2,664,385
       Employee stock purchase plan...................................   451,068
       Warrants.......................................................   140,000
                                                                       ---------
                                                                       3,255,453
                                                                       =========

Note 9--Related Party Transactions

   During 1999, the Company loaned an employee and the former principal shareholder of an acquired entity $133 pursuant to the business combination. The loan accrues interest at 6.25% per annum, with 23 equal payments and a final balloon payment of $108. In December 2000, the Company filed suit against the former principal shareholder for violation of the terms of the loan agreement and collection of the outstanding balance, including accrued interest. At December 31, 2000 the Company recorded a provision for bad debts against the entire amount outstanding and ceased accruing additional interest on the note.

Note 10--Commitments

 Leases

   The Company has entered into non-cancelable operating lease agreements involving equipment and facilities through the year 2000. Rent expense totaled $582, $80 and $16 for the years ended December 31, 2000, 1999 and 1998, respectively.

                    MEDINEX SYSTEMS, INC. AND SUBSIDIARIES

                               December 31, 2000
            (Dollars in thousands, except share and per share data)


   Future minimum payments under the operating leases, as of December 31, 2000 are as follows:

                                                                     Year Ended
                                                                    December 31,
                                                                    ------------
       2001........................................................    $  608
       2002........................................................       582
       2003........................................................       562
       2004........................................................       434
                                                                       ------
                                                                       $2,186
                                                                       ======

   The Company also has a known commitment to Microsoft of $750,000 due in fourteen monthly installments of various amounts, beginning in November 2000, for Internet advertising under an anchor distribution agreement for services rendered in 2000 and 2001.

Note 11--Segment Information

   The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during the second quarter of 1999. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available, evaluated regularly by the chief operating decision makers, or a decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is comprised of the chief executive officer the chief financial officer and the chief operating officer of the Company.

   Historically, the Company has identified two distinct reportable segments: political and medical. As the Company sold its political division in February 2001 (see NOTE 14) and has restated the financial statements to reflect the political segment as discontinued operations, there are no longer any reportable segments.

Note 12--Employee Benefit Plans

   The Company has an employee's 401(k) plan which is available to all employees after six months of service. Employees may contribute from 1% to 20% of their compensation to the plan. The Company does not make any contributions to the plan.

Note 13--Contingencies

   From time to time the Company is subject to various legal proceedings that arise in the ordinary course of business. Although the Company cannot predict the outcome of these proceedings with certainty, the Company does not believe that the disposition of these matters will have a material adverse affect on its financial position, results of operations or cash flows.

   On June 16, 2000, Medinex terminated an employee for what Medinex believes was a good cause. On July 27, 2000 the employee filed a lawsuit against the Company, alleging breach of contract, among other things, and seeking monetary damages in an unspecified amount. Medinex filed a motion for summary judgment and on February 14, 2001 was granted a summary judgment on three of the five counts alleged by the employee. Medinex is proceeding with discovery to resolve the remaining counts. Management believes that it has a strong defense in the case and that a material adverse outcome is remote.

   On January 14, 2000, Medinex and Yahoo! entered into a contract whereby Medinex purchased the use of certain impressions or keywords on the Yahoo! Network at a cost of $1,900 for Medinex and its subsidiaries to

                    MEDINEX SYSTEMS, INC. AND SUBSIDIARIES

                               December 31, 2000
            (Dollars in thousands, except share and per share data)

use in the their public policy Internet products. Subsequent to the execution of the contract, Yahoo! advised Medinex that it would not be able to provide the use of certain keywords as originally contracted. When attempts to resolve this issue failed, Medinex filed a lawsuit against Yahoo!, alleging breach of contract, among other things, and seeking a declaratory judgment that Medinex has not violated the terms of the contract and will not be required to make any additional payments under the contract, prejudgment interest, compensatory damages in an amount to be proven at trial, as well as Medinex's costs and attorney's fees. On October 26, 2000, Medinex and Yahoo! signed a settlement agreement terminating the contract, releasing each other from liability and stipulating to the dismissal for the action, which was dismissed on November 7, 2000.

   In December 2000 and January 2001 the Company received three notices of lawsuits over collections of amounts due. One dispute has been settled with the plaintiff, Medinex has filed a cross claim against the plaintiff in the second dispute and the Company is currently negotiating with the plaintiff in the third dispute. Management believes that a material adverse outcome, in additional to the liabilities already accrued in accounts payable, is remote.

   In February 2001, the Company was named as a defendant in a lawsuit alleging breach of contract, among other things, and seeking monetary damages of an unspecified amount for the Company's failure to acquire BetterVote.com. It is too early to determine the extent of the damages sought, and therefore no amounts have been accrued in the financial statements.

Note 14--Subsequent Events

 Sale of Political Division

   On February 13, 2001, Medinex sold substantially all of the assets of its Political division, which included the assets of its subsidiary corporations, Raintree Communications Corporation, Public Disclosure, Inc., Net.Capitol, Inc., and U.S. Congress Handbooks, Inc., along with certain other political-related assets and liabilities, to Votenet Solutions, Inc. ("Votenet") in exchange for cash consideration of $1,150 and an option by one of Votenet's shareholders to purchase 3,448,276 shares of the Company's common stock for $0.29 per share and 3,448,276 shares of the Company's common stock for $0.61 per share. Votenet, a Delaware corporation, was established for the purpose of this acquisition and will continue servicing the political and public policy communities formerly served by Medinex. The assets were sold to Votenet pursuant to an Asset Purchase Agreement dated as of February 13, 2001. These assets and the revenues previously derived from them were substantially all of the operations of the Company's Political segment for financial reporting purposes. Prior to the closing of the transaction, Glen Hughlette, the President of Votenet, was the Chief Executive Officer of Medinex's political division. There was no other material relationship between Votenet, and Medinex, or either of the companies' affiliates.

   In the 4th quarter of 2000, the Company's management determined that the Political division's intangible assets were impaired based on a review of estimated future cash flows. This impairment resulted in a $7,056 increase in losses being recognized as part of the loss from discontinued operations.

   In accordance with Emerging Issues Taskforce Issue 95-18 "Accounting and Reporting for Discontinued Business Segment when the Measurement Date occurs after the Balance Sheet Date but before the Issuance of Financial Statements," the Company has determined that the measurement date was in January 2001. As of December 31, 2000, the Company had not anticipated that it would have sold the Political division in 2001. The estimated future losses in 2001 are expected to be approximately $207.

                     MEDINEX SYSTEMS, INC. AND SUBSIDIARIES

                               December 31, 2000
            (Dollars in thousands, except share and per share data)


   The Political division's operations for the year ended December 31, 2000 and 1999 are presented as follows (Unaudited):

                                                                Year ended
                                                               December 31,
                                                             -----------------
                                                               2000     1999
                                                             --------  -------
Revenues:
Product sales............................................... $    549  $   --
Website development, consulting and other services..........    2,152      281
                                                             --------  -------
Gross revenues..............................................    2,701      281
Sales discounts, returns and allowances.....................      (25)     --
                                                             --------  -------
Revenues, net...............................................    2,676      281
Cost of revenues:
Product sales...............................................      165      --
Website development, consulting and other services..........    1,076       62
                                                             --------  -------
                                                                1,241       62
                                                             --------  -------
Gross profit................................................    1,435      219
                                                             --------  -------
Operating expenses:
  General and administrative................................    5,184      546
  Sales and marketing.......................................    3,594      299
  Research and development..................................      --         6
  Amortization and impairment of intangible assets..........   11,338      417
                                                             --------  -------
                                                               20,116    1,268
                                                             --------  -------
Loss from operations........................................  (18,681)  (1,049)
Interest expense, net.......................................       (3)     --
                                                             --------  -------
Loss from operations before income taxes....................  (18,684)  (1,049)
Provision for income taxes..................................      --       --
                                                             --------  -------
    Net loss................................................ $(18,684) $(1,049)
                                                             ========  =======

                    MEDINEX SYSTEMS, INC. AND SUBSIDIARIES

                               December 31, 2000
            (Dollars in thousands, except share and per share data)

   The political division's balance sheet as of December 31, 2000 and 1999 is summarized as follows (Unaudited):

                                                                As of December
                                                                     31,
                                                                ---------------
                                                                 2000    1999
                                                                ------  -------

                            ASSETS
                            ------

Current assets:
  Cash and cash equivalents.................................... $   20  $    24
  Accounts receivable, net of allowance of $407 in 2000 and $84
   in 1999.....................................................    863      184
  Prepaid expenses and other current assets....................    --        68
                                                                ------  -------
    Total current assets.......................................    883      276
Property and equipment, net....................................    168       99
Intangible assets, net.........................................  1,397   11,625
Other assets...................................................     40      149
                                                                ------  -------
    Total assets............................................... $2,488  $12,149
                                                                ======  =======


             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

Current liabilities:
  Accounts payable............................................. $1,261  $   554
  Accrued compensation.........................................     49        4
  Other accrued expenses.......................................    172      399
  Deferred revenue.............................................  1,080      573
                                                                ------  -------
    Total current liabilities..................................  2,562    1,530
Other long-term liabilities....................................    --        75
                                                                ------  -------
    Total liabilities..........................................  2,562    1,605
                                                                ------  -------
Stockholders' equity...........................................    (74)  10,544
                                                                ------  -------
Total liabilities and stockholders' equity..................... $2,488  $12,149
                                                                ======  =======

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   On February 12, 2001, the Board of Directors approved the recommendation by the Audit Committee of the Board of Directors to (i) engage Williams and Webster, P.S. as the independent accountants for Medinex and (ii) dismiss Arthur Andersen LLP as such independent accountants.

   During the two fiscal years ended December 31, 2000 and the subsequent interim period through February 12, 2001, (i) there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to its satisfaction would have caused it to make reference in connection with its report to the subject matter of the disagreement, and (ii) Arthur Andersen LLP has not advised the registrant of any reportable events as defined in paragraphs (A) through (E) of Regulation S-B Item 304 (a)(1)(iv), except as noted below.

   On September 12, 2000, Arthur Andersen LLP notified the Audit Committee and the Board of Directors of Medinex of a material weakness in the internal control structure of the Company. The Audit Committee and Board of Directors immediately reviewed the internal control matters and recommendations from Arthur Andersen LLP, discussed an appropriate plan of action, and provided the necessary improvements to resolve the internal control deficiencies to the satisfaction of Arthur Andersen LLP.

   Medinex Systems, Inc. has authorized Arthur Andersen LLP to respond fully to the inquiries of Williams and Webster, P.S. concerning these internal control matters.

   The accountants' report of Arthur Andersen LLP on the consolidated financial statements of Medinex and subsidiaries as of and for the years ended December 31, 1999 and December 31, 1998 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

   Reference is made to the information with respect to the directors of Medinex Systems, Inc., set forth under the caption "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Medinex's proxy statement to be filed pursuant to Regulation 14A for the annual meeting scheduled to be held on May 22, 2001 (the proxy statement), which information is incorporated herein by reference. Information with respect to executive officer of Medinex, is set forth as follows:

     Name                      Age                     Position
     ----                      ---                     --------
   Anthony J. Paquin..........  42 Chairman of Board of Directors, President and
                                    Chief Executive Officer
   Gary S. Paquin.............  49 Secretary and Vice-Chairman
   Kelly J. Prior.............  28 Chief Financial Officer
   Colin Christie.............  41 Chief Operating Officer
   David C. Paquin............  45 Manager of Human Resources
   Donna L. Weaver............  57 Director
   T. A. (Drew) Wahlin........  53 Director
   Douglas K. Carnahan........  59 Director
   Dr. Robert Gober...........  48 Director
   R. Scot Haug...............  54 Director

ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

   Reference is made to the information set forth under the caption "Executive Compensation and Other Information" in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Reference is made to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Reference is made to the information set forth in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

   The following documents are filed as Exhibits to this Form 10-KSB:

    2.1     Agreement and Plan of Merger dated January 13, 2000 among
            Netivation.com, Inc., Netivation.com Merger Seven Corp., Pullen,
            Inc., U.S. Congress Handbook, Inc., and the Stockholders of Pullen,
            Inc. and U.S. Congress Handbook, Inc.; incorporated by reference to
            Exhibit 2.1 to the Registrant's form 10QSB filed May 12, 2000
            (Commission File No. 000-26337).

    2.2     Asset Purchase Agreement dated March 27, 2000 by and between
            Netivation.com, Inc. and Curt and Bonnie Miller; incorporated by reference to Exhibit 2.2 to the Registrant's form 10QSB filed
            May 12, 2000 (Commission File No. 000-26337).

    2.3     Agreement and Plan of Merger dated May 3, 2000 among
            Netivation.com, Inc., Netivation.com Merger Three Corp., and
            Pinnacle Medsource, Inc.; incorporated by reference to Exhibit 2.1 to the Registrant's form 10QSB filed August 14, 2000 (Commission
            File No. 000-26337).

    2.4     Asset Purchase Agreement, dated as of July 14, 2000, by and between
            Politics.com, Inc. and Medinex Systems, Inc., formerly known as
            Netivation.com, Inc.; incorporated by reference to Exhibit A to the Registrant's Schedule 13D filed with the SEC on August 4, 2000
            (Commission File No. 000-26337).

    2.5 Agreement, dated effective as of July 26, 2000, by and between Politics.com, Inc. and Medinex Systems, Inc.; incorporated by reference to Exhibit 2.1 to the Registrant's Form 8K filed October
            10, 2000 (Commission File No. 000-26337).

    3.(i)1 Articles of Incorporation of the Registrant, as amended, as filed with the Secretary of State of the State of Nevada; incorporated by reference to Exhibit 3.(i)1 to the Registrant's form SB-2
            Registration Statement filed March 17, 1999, as amended May 18,
            1999, June 14, 1999, and June 16, 1999 (Commission File No. 000-
            26337).

    3.(i)2 Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware; incorporated by reference to Exhibit 3.(i)2 to the Registrant's Form SB-2
            Registration Statement filed March 17, 1999, as amended May 18,
            1999, June 14, 1999, and June 16, 1999 (Commission File No. 000-
            26337).

    3.(i)3 Form of Restated Certificate of Incorporation of the Registrant, effective upon the closing of Registrant's initial public offering;
            incorporated by reference to Exhibit 3.(i)3 to the Registrant's
            Form SB-2 Registration Statement filed March 17, 1999, as amended
            May 18, 1999, June 14, 1999, and June 16, 1999 (Commission File No.
            000-26337).

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

    3.(ii)3 Form of Restated Bylaws of the Registrant, effective upon the closing of Registrant's initial public offering; incorporated by reference to Exhibit 3.(ii)3 to the Registrant's Form SB-2
            Registration Statement filed March 17, 1999, as amended May 18,
            1999, June 14, 1999, and June 16, 1999 (Commission File No. 000-
            26337).

   10.1     Anchor Distribution Agreement; incorporated by reference to Exhibit
            10.1 to the Registrant's Form 10QSB filed May 12, 2000 (Commission
            File No. 000-26337).

   10.2     Content License Agreement; incorporated by reference to Exhibit
            10.2 to the Registrant's Form 10QSB filed May 12, 2000 (Commission
            File No. 000-26337).

   10.3 1999 Equity Incentive Plan, as amended; incorporated by reference to Exhibit 99.1 to the Registrant's Form S-8 filed March 17, 2000
            (Commission File No. 000-26337).

   10.4 Non-Qualified Stock Plan; incorporated by reference to Exhibit 10.4 to the Registrant's Form 10KSB filed March 30, 2000 (Commission
            File No. 000-26337).

   21.1     List of Subsidiaries of Registrant

   23.1     Consent of Williams and Webster, P.S.

   23.2     Consent of Arthur Andersen, LLP

   99.1     Letter to Shareholders

   (b) Reports on Form 8-K.

   Registrant's form 8-K filed October 10, 2000, as amended (Commission File No. 000-26337):

    Agreement, dated effective as of July 26, 2000, by and between Politics.com, Inc. and Medinex Systems, Inc.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Medinex Systems, Inc.
                                          Registrant


                                                 /s/ Anthony J. Paquin
   Date: April 2, 2001                    By: _________________________________
                                                     Anthony J. Paquin
                                                 President, Chief Executive
                                                        Officer, and
                                                  Chairman of the Board of
                                                         Directors

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Anthony J. Paquin            President, Chief Executive    April 2, 2001
______________________________________  Officer, and Chairman of
          Anthony J. Paquin             the Board of Directors

        /s/ Kelly J. Prior             Chief Financial Officer       April 2, 2001
______________________________________
            Kelly J. Prior

        /s/ Gary S. Paquin             Secretary and Vice-           April 2, 2001
______________________________________  Chairman
            Gary S. Paquin

       /s/ Dr. Robert Gober            Director                      April 2, 2001
______________________________________
           Dr. Robert Gober

     /s/ Douglas K. Carnahan           Director                      April 2, 2001
______________________________________
         Douglas K. Carnahan

     /s/ T. A. (Drew) Wahlin           Director                      April 2, 2001
______________________________________
         T. A. (Drew) Wahlin

       /s/ Donna L. Weaver             Director                      April 2, 2001
______________________________________
           Donna L. Weaver

         /s/ R. Scot Haug              Director                      April 2, 2001
______________________________________
             R. Scot Haug