Form 10QSB
period 2001-03-31
MEDINEX SYSTEMS INC
filed 2001-05-15
CIK 1054709

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                _______________

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             FOR THE QUARTER ENDED
                                 March 31, 2001

                        Commission file number 000-26337
                                _______________

                             MEDINEX SYSTEMS, INC.
       (Exact name of small business issuer as specified in its charter)

        Delaware                                                82-0514605
(State or jurisdiction of                                   (I. R. S. Employer
incorporation or organization)                             Identification No.)


            806 West Clearwater Loop, Suite N, Post Falls, ID 83854
                                 (208) 777-4203
(Address and telephone number of principal executive offices and principal place of business)
                               _________________

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes: [X]      No:  [_]
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:


                                                          Outstanding Shares
                     Class                           as of Midnight May 10, 2001
                     -----                           ---------------------------
      Common Stock, par value $.01 per share                  12,327,421

  Transitional Small Business Disclosure Format (check one): Yes [_]   No: [X]

================================================================================

                             MEDINEX SYSTEMS, INC.
                               TABLE OF CONTENTS
                                     10-QSB

                                                                                                Page
                                                                                                ----
PART I     Financial Information

  Item 1   Financial Statements...........................................................         3

           Condensed Consolidated Balance Sheets at March 31, 2001 and
           December 31, 2000..............................................................         3

           Condensed Consolidated Statements of Operations and Comprehensive
           Loss for the Three Months Ended March 31, 2001 and 2000........................         4

           Condensed Consolidated Statements of Cash Flow for the
           Three Months Ended March 31, 2001 and 2000.....................................         5

           Notes to Condensed Consolidated Financial Statements...........................         6

  Item 2   Management's Discussion and Analysis...........................................        10

PART II    Other Information

  Item 1   Legal Proceedings..............................................................        16

  Item 2   Changes in Securities and Use of Proceeds......................................        16

  Item 3   Defaults Upon Senior Securities................................................        16

  Item 4   Submission of Matters to a Vote of Security Holders............................        17

  Item 5   Other Information..............................................................        17

  Item 6   Exhibits and Reports on Form 8-K...............................................        17

Signatures................................................................................        18

Part I. Financial Information
Item 1. Financial Statements
                             MEDINEX SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    March 31, 2001   December 31, 2000
                                                                                    --------------   -----------------
                                                                                    (In thousands)     (In thousands)
                                                                                      (Unaudited)
                                     ASSETS
Current assets:
Cash and cash equivalents.........................................................        $    367            $    144
Accounts receivable, net of allowance for doubtful accounts of $434 and $298,
  respectively....................................................................             463                 590
Unbilled receivables..............................................................              16                 136
Inventory.........................................................................             339                 332
Prepaid expenses and other current assets.........................................              24                  47
                                                                                          --------            --------
   Total current assets...........................................................           1,209               1,249
Property and equipment, net.......................................................             808               1,002
Investments.......................................................................              27                  99
Intangible assets, net............................................................           1,454               1,882
Other assets......................................................................              19                  17
                                                                                          --------            --------
   Total assets...................................................................        $  3,517            $  4,249
                                                                                          ========            ========

                    LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable.................................................................        $  1,661            $  1,728
 Accrued compensation.............................................................              --                  10
 Deferred revenue.................................................................             203                 367
 Accrued expenses and other current liabilities...................................             170                 116
                                                                                          --------            --------
   Total current liabilities......................................................           2,034               2,221
Net liabilities of discontinued operations........................................           1,145                  74
                                                                                          --------            --------
   Total liabilities..............................................................           3,179               2,295
                                                                                          --------            --------
Commitments and contingencies (note 5)

Stockholders' equity:
Preferred stock, $0.01 par value, 3,500,000 shares authorized, no shares
 issued and outstanding...........................................................              --                  --
Common stock, $0.01 par value, 30,000,000 shares authorized, 12,327,421 and
 12,309,631 shares issued and outstanding, respectively...........................             123                 123
 Additional paid-in capital.......................................................          43,268              43,264
 Accumulated deficit..............................................................         (43,053)            (41,433)
                                                                                          --------            --------
   Total stockholders' equity.....................................................             338               1,954
                                                                                          --------            --------
   Total liabilities and stockholders' equity.....................................        $  3,517            $  4,249
                                                                                          ========            ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MEDINEX SYSTEMS, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                      2001              2000
                                                                                  -----------       -----------
                                                                                   (In thousands, except share
                                                                                        and per share data)
                                                                                            (Unaudited)
Revenues:
  Product sales.................................................................  $       992       $       393
  Website development, consulting, and other services...........................          243               104
                                                                                  -----------       -----------
Gross revenues..................................................................        1,235               497
  Sales discounts, returns and allowances.......................................           (1)              (11)
                                                                                  -----------       -----------
Revenues, net...................................................................        1,234               486
                                                                                  -----------       -----------
Cost of revenues:
  Product sales.................................................................          810               318
  Website development, consulting, and other services...........................           27                62
                                                                                  -----------       -----------
                                                                                          837               380
                                                                                  -----------       -----------
Gross profit....................................................................          397               106
                                                                                  -----------       -----------
Operating expenses:
  Sales and marketing...........................................................          239             1,096
  General and administrative....................................................        1,163             1,467
  Product development...........................................................           --               545
  Amortization and impairment of intangibles....................................          427               374
                                                                                  -----------       -----------
Total operating expenses........................................................        1,829             3,482
                                                                                  -----------       -----------
Loss from continuing operations.................................................       (1,432)           (3,376)
  Interest income, net..........................................................            2               164
                                                                                  -----------       -----------
Net loss from continuing operations.............................................       (1,430)           (3,212)
Loss from discontinued operations...............................................         (190)           (2,883)
                                                                                  -----------       -----------
Net loss available to common stockholders.......................................  $    (1,620)      $    (6,095)
                                                                                  ===========       ===========
Basic and diluted net loss per common share:

 Net loss available to common stockholders from continuing operations...........  $     (0.12)      $     (0.28)
                                                                                  ===========       ===========
 Net loss available to common stockholders......................................  $     (0.13)      $     (0.54)
                                                                                  ===========       ===========

Basic and diluted weighted average shares outstanding...........................   12,321,690        11,339,731
                                                                                  ===========       ===========
Comprehensive loss:
Net loss........................................................................  $    (1,620)      $    (6,095)
Unrealized loss on available for sale investments...............................           --              (130)
                                                                                  -----------       -----------
Total...........................................................................  $    (1,620)      $    (6,225)
                                                                                  ===========       ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MEDINEX SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                        Three Months Ended
                                                                                              March 31,
--------------------------------------------------------------------------------------------------------------
                                                                                          2001       2000
                                                                                        -------    -------
                                                                                          (In thousands)
                                                                                            (Unaudited)
Cash flows from operating activities:
Net loss.............................................................................   $(1,620)   $(6,095)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Loss from discontinued operations..................................................      (190)    (2,883)
                                                                                        -------    -------
  Loss from continuing operations....................................................    (1,430)    (3,212)
  Depreciation and amortization......................................................       353      1,219
  Gain on sale of property and equipment.............................................         5         --
  Impairment of intangibles..........................................................       206         --
  Loss on permanent impairment of investments........................................        71         --
Change in certain assets and liabilities:
  Accounts receivable and unbilled receivables, net..................................       247        (51)
  Inventory..........................................................................        (7)        --
  Prepaid expenses and other current assets..........................................        23         66
  Other assets.......................................................................        --         21
  Accounts payable...................................................................       (69)      (493)
  Accrued compensation...............................................................       (10)      (159)
  Deferred revenue...................................................................      (164)       341
  Accrued expenses and other current liabilities.....................................        54        253
  Other long-term liabilities........................................................        --        119
                                                                                        -------    -------
Net cash used in operating activities................................................      (721)    (1,896)
                                                                                        -------    -------
Cash flows from investing activities:
  Additions to property and equipment................................................        --       (537)
  Proceeds from sale of property and equipment.......................................        60         --
  Investment in Moneyzone.com........................................................        --       (265)
  Acquisition of businesses, net of cash acquired....................................        --       (119)
  Proceeds from sale of discontinued operations......................................     1,150         --
  Investments in discontinued operations.............................................      (270)    (3,700)
                                                                                        -------    -------
Net cash provided by (used in) investing activities..................................       940     (4,621)
                                                                                        -------    -------
Cash flows from financing activities:
  Proceeds from exercise of stock options............................................         4         --
                                                                                        -------    -------
Net cash provided by financing activities............................................         4         --
                                                                                        -------    -------
Net (decrease) increase in cash and cash equivalents.................................       223     (6,517)
Cash and cash equivalents, beginning of the period...................................       144     15,480
                                                                                        -------    -------
Cash and cash equivalents, end of the period.........................................   $   367    $ 8,963
                                                                                        -------    -------


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MEDINEX SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

1.  The Company and Basis of Presentation

The Company

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

  The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report (Commission File Number 000-26337) filed on Form 10-KSB for the fiscal year ended December 31, 2000. The financial information included herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three-month periods ended March 31, 2001 and 2000 are not necessarily indicative of operating results for the entire year.

Basis of Presentation

  The accompanying financial statements have been prepared on a going concern-basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At March 31, 2001 the Company has a working capital deficit of $825, an accumulated deficit of $43,053 and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

   Continuation of the Company is dependent on (1) achieving sufficiently profitable operations and (2) obtaining additional financing. Management is attempting to raise additional capital from various sources and is beginning to distribute its new software product, Medinex Office. However, there can be no assurances that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

                             MEDINEX SYSTEMS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
           (UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

    Certain consolidated financial statement amounts have been reclassified to conform to the 2001 presentation. These reclassifications had no effect on the net loss, comprehensive loss or accumulated deficit as previously reported.

    The Political division's results are reported as discontinued operations in the consolidated financial statements for all periods presented. The assets and liabilities of the Political division have been reported in the consolidated balance sheet as net liabilities of discontinued operations.

2.    Intangible Assets


    Intangible assets consist primarily of assembled workforce, customer base and goodwill related to acquisitions accounted for under the purchase method of accounting. Amortization of these purchased intangibles is provided on the straight-line basis over the respective useful lives of the assets, primarily three years. The Company identifies and records impairment losses on intangible and other assets when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the regulatory or business climate and projected undiscounted future cash flows from the respective asset. As of March 31, 2001 and December 31, 2000, intangible assets consisted of the following:

                                                                                   March 31,    December 31,
                                                                                   2001           2000
                                                                                  --------     ------------
               Assembled workforce.........................................       $   211       $   227
               Customer base................................................          879           896
               Goodwill....................................................         2,324         2,496
                                                                                  -------       -------
                                                                                    3,414         3,619
               Less:  Accumulated Amortization                                     (1,960)       (1,737)
                                                                                  -------       -------
                                                                                  $ 1,454       $ 1,882
                                                                                  -------       -------


    During the three-month period ended March 31, 2001, management determined the intangible assets would not be fully recovered. Based on an estimated future cash flows analysis, Medinex has taken a charge of $206 in its statement of operations for the three months ended March 31, 2001 reflecting this impairment of the intangibles.

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

                             MEDINEX SYSTEMS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
           (UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. In June 2000, the FASB issued Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" delaying the effective date of SFAS No. 133. In June 2000, the FASB issued Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" amending certain accounting and reporting standards of SFAS No. 133. SFAS No. 133, as amended, is effective for the Company's fiscal 2001 financial statements. As the Company currently is not a party to any derivative financial instruments and does not anticipate becoming a party to any derivative instruments, management does not currently expect the adoption of SFAS No. 133, as amended, to have a material impact on the Company's consolidated financial statements.

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

    On June 16, 2000, Medinex terminated an employee for what Medinex believes was good cause. On July 27, 2000 the employee filed a lawsuit against the Company, alleging breach of contract, among other things, and seeking monetary damages in an unspecified amount. Medinex filed a motion for summary judgment and on February 14, 2001 was granted a summary judgment on three of the five counts alleged by the employee. Medinex is proceeding with discovery to resolve the remaining counts. Management believes that it has a strong defense in the case and that a material adverse outcome is remote.

    In December 2000 and January 2001 the Company received two notices of lawsuits over collections of amounts due. One dispute has been settled with the plaintiff, Medinex has filed a cross claim against the plaintiff in the second dispute. Management believes that a material adverse outcome, in addition to the liabilities already accrued in accounts payable, is remote.

    In February 2001, the Company was named as a defendant in a lawsuit alleging breach of contract, among other things, and seeking monetary damages of an unspecified amount for the Company's failure to acquire BetterVote.com. In May 2001 the lawsuit was dismissed due to issues surrounding jurisdiction.

    Medinex is involved in a lease dispute with Advantage Human Resourcing, LP (Advantage). Advantage filed a complaint against Medinex in the Superior Court of the District of Columbia on January 5, 2001. Advantage is alleging breach of contract and is seeking damages of $145, plus costs and fees. The Company has engaged an attorney in Washington, D.C. and the case is currently in the discovery phase of the proceedings. Management believes that a material adverse outcome, in addition to the liability already accrued in accounts payable, is remote.

    Medinex filed an action against Oron Strauss, a beneficial owner of the Company, in the District Court of Kootenai County, Coeur d'Alene, Idaho on December 1, 2000. Medinex is alleging breach of contract for Mr. Strauss's failure to repay a promissory note, and is seeking the balance due on the promissory note of $136, plus costs and fees. Mr. Strauss has filed a counterclaim against Medinex for unrelated claims relating to the decline in the value of Medinex's stock. Mr. Strauss is seeking an unspecified sum, in excess of $10, in damages. Management does not believe the counterclaim has any merit. Settlement discussions have been initiated in an attempt to resolve this case.

     The Company has accrued $375 of a potential $750 contractual obligation for a contract servicing its former Political division. Due to non-performance by the other party, the full amount of the contract is not expected to be paid. Therefore at March 31, 2001 the company's best estimate of the total amount that will be due under the contract is $375.

                             MEDINEX SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
           (UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

6.  Segment Information

    Historically, the Company has identified two distinct reportable segments: political and medical. As the Company sold its political division in February 2001 (see NOTE 7) and has restated the financial statements to reflect the political segment as discontinued operations, there are no longer any reportable segments.

7.  Sale of Political Division

    On February 13, 2001, Medinex sold substantially all of the assets of its Political division, which included the assets of its subsidiary corporations, Raintree Communications Corporation, Public Disclosure, Inc., Net.Capitol, Inc., and U.S. Congress Handbooks, Inc., along with certain other political-related assets and liabilities, to Votenet Solutions, Inc. ("Votenet") in exchange for cash consideration of $1,150 and an option by one of Votenet's shareholders to purchase 3,448,276 shares of the Company's common stock at $0.29 per share and 3,448,276 shares of the Company's common stock at $0.61 per share. Votenet, a Delaware corporation, was established for the purpose of this acquisition and will continue servicing the political and public policy communities formerly served by Medinex. The assets were sold to Votenet pursuant to an Asset Purchase Agreement dated as of February 13, 2001. These assets and the revenues previously derived from them were substantially all of the operations of the Company's Political segment for financial reporting purposes. Prior to the closing of the transaction, Glen Hughlette, the President of Votenet, was the Chief Executive Officer of Medinex's political division. There was no other material relationship between Votenet, and Medinex, or either of the companies' affiliates. The option to purchase shares of the Company's common stock expired, without exercise, on March 31, 2001.

Item 2.  Management's Discussion and Analysis

  The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements thereto included elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in our reports filed with the Securities and Exchange Commission ("SEC") including our annual report on Form 10-KSB for the year ended December 31, 2000 (the "Form 10-KSB"). These forward-looking statements reflect only our opinion as of the date of this report and should not be relied upon. Medinex does not assume any obligation to revise forward-looking statements.

Overview

  Medinex Systems, Inc. ("Medinex" or the "Company"), a Delaware corporation, formerly named Netivation.com, Inc. is headquartered in Post Falls, Idaho. The Company commenced its current operations after acquiring technology developed by the existing management team on September 26, 1997.

  Medinex is focused on software, supply distribution and business-to-business exchange with other companies in the medical arena. Medinex's medical software solutions include Medinex Office, a Web-based practice management System, MxSecure, a Web-based secure medical messaging system and MxTranscribe, a transcription service fully integrated into the Medinex Office suite of products. MedMarket.com is a business-to-business e-commerce community that provides products and services to physicians, hospitals, and medical professionals. In addition, MedMarket.com is a venue used by manufacturers and distributors of medical equipment and supplies for the promotion and distribution of their products and services. Medinex also owns Pinnacle Medsource, Inc., a wholesale medical supply subsidiary, located in Alpharetta, Georgia. Medinex's strategy is to develop significant revenues by distributing these products to the medical community.

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

Divestitures

  On February 13, 2001, Medinex sold substantially all of the assets of its Political division, which included the assets of its subsidiary corporations, Raintree Communications Corporation, Public Disclosure, Inc., Net.Capitol, Inc., and U.S. Congress Handbooks, Inc., along with certain other political-related assets and liabilities, to Votenet Solutions, Inc. ("Votenet") in exchange for cash consideration of $1,150,000 and an option by one of Votenet's shareholders to purchase 3,448,276 shares of the Company's common stock for $0.29 per share and 3,448,276 shares of the Company's common stock for $0.61 per share. Votenet, a Delaware corporation, was established for the purpose of this acquisition and will continue servicing the political and public policy communities formerly served by Medinex. The assets were sold to Votenet pursuant to an Asset Purchase Agreement dated as of February 13, 2001. These assets and the revenues previously derived from them were substantially all of the operations of the Company's Political segment for financial reporting purposes. Prior to the closing of the transaction, Glen Hughlette, the President of Votenet, was the Chief Executive Officer of Medinex's political division. There was no other material relationship between Votenet, and Medinex, or either of the companies' affiliates. The option to purchase shares of the Company's common stock expired, without exercise, on March 31, 2001.

As a result of the aforementioned sale, the financial position and results of operations of the Political division are reported as discontinued operations in the consolidated financial statements for all periods presented. The assets and liabilities of the Political division have been reported in the consolidated balance sheet as net liabilities of discontinued operations.

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

Cost of Revenues

  Cost of product revenues primarily consists of medical supplies sold. Website development, consulting, and other services cost of revenues consist primarily of payroll costs for technology employees and web hosting/maintenance costs.

Results of Operations

 Revenues

  Net revenues for the three months ended March 31, 2001 were $1,234,000, an increase of $748,000 from the $486,000 in net revenues for the three months ended March 31, 2000. Most of the revenue growth during this period was the result of sales from Pinnacle Medsource, Inc., an acquisition completed in May 2000. Medinex expects revenues to continue to grow in future periods as the demand for the on-line purchase of medical supplies increases as well as the distribution of its software products in the latter half of 2001.

  Medinex ended the third quarter of 2001 with $203,000 in deferred revenues as a result of its lead page advertising contracts. Medinex may experience seasonality in its membership traffic and some E-commerce revenues. Medinex also expects business usage of the Internet and of its products and services to typically decline during the summer, year-end, and holiday periods.

 Cost of Revenues

  Cost of revenues for the three months ended March 31, 2001 was $837,000 or 67.8% of net revenues as compared to $380,000 or 78.2% of net revenues for the three months ended March 31, 2000, an increase of $457,000.

 Gross profit

  Gross profit for the three months ended March 31, 2001 was $397,000 or 32.2% of net revenues as compared to $106,000 or 21.8% of net revenues for the three months ended March 31, 2000, an increase of $291,000. The significant increase in gross margin realized during the quarter is primarily attributable to the change in product mix as a result of the inclusion of revenues of Pinnacle Medsource, Inc.

  In the future, Medinex's gross profit will be affected by the mix of products and services the Company sells. Since Medinex has limited experience in predicting revenues and product mix, Medinex is not able to predict the gross profits it may generate in future periods. Medinex has and will continue to experience significant fluctuations in its operating results as the Company continues to transition from an Internet and services company to a software sales and products organization.

 Operating expenses

  For the three months ended March 31, 2001 operating expenses were $1,829,000, a decrease of $1,653,000 from the $3,482,000 for the three months ended March 31, 2000. Operating expenses declined as compared to the prior year as a result of significant headcount reductions made during the second half of 2000.

  For the three months ended March 31, 2001 sales and marketing expenses were $239,000, greatly decreased from $1,096,000 for the three months ended March 31, 2000. The decrease is directly related to the concerted effort by the Company to decrease its marketing expenses as well as the reduction of its sales and marketing department headcount.

  General and administrative expenses declined slightly from $1,467,000 for the three months ended March 31, 2000 to $1,163,000 for the three months ended March 31, 2001, also as a result in the headcount reductions and cost saving efforts.

  Product development expenses declined to $0 during the three months ended March 31, 2001 as compared to $545,000 for the three months ended March 31, 2000. The Company completed the development of its primary software product in fiscal year 2000 and therefore no longer incurs product development expenditures.

  Amortization and impairment of intangible assets increased from $374,000 for the three months ended March 31, 2000 to $427,000 for the three months ended March 31, 2001. During the first quarter management prepared an estimated future cash flow analysis, and as a result, a $206,000 impairment relating to the MedMarket assets was required.

 Loss from continuing operations

  Medinex's loss from continuing operations for the three months ended March 31, 2001 was $1,432,000 and was $3,376,000 for the same period in 2000, a
$1,944,000 decrease.

 Interest income

  Interest income for the three months ended March 31, 2001 and 2000 was $2,000 and $164,000, respectively. The decrease was primarily due to the investment of proceeds from the Company's June 1999 initial public offering in United States Government debt securities until the funds were used for working capital.

 Loss from discontinued operations

  The loss from discontinued operations represents the loss attributable to the Company's Political division. The loss decreased from $2,883,000 to $190,000 for the three months ended March 31, 2000 and 2001, respectively. The loss decreased as a result of the sale of the division in February 2001, therefore not incurring a full quarter of operations.

 Net loss and loss per share

  Medinex's net loss applicable to common stockholders for the three months ended March 31, 2001 was $1,620,000 compared with a loss of $6,095,000 for the same period in 2000. The loss per basic and diluted share was $0.13 for the three months ended March 31, 2001 versus $0.54 for the three months ended March 31, 2000.

Liquidity and capital resources

  As of March 31, 2001, Medinex has cash and cash equivalents totaling $367,000 compared to $144,000 at December 31, 2000.

  For the three months ended March 31, 2001 and 2000, cash used in operating activities was $721,000 and $1,896,000, respectively. Cash used in operating activities consisted mostly of funding the Company's net operating losses.

  Cash provided by (used in) investing activities was $940,000 and $(4,621,000) for the three months ended March 31, 2001 and 2000, respectively. The increase is primarily related to the sale of the Political division and the resulting effect on the termination of its operations.

  Medinex's management is very focused on cash flow and is evaluating a variety of outside financing alternatives with the appropriate consideration given to shareholder dilution to cover not only the working capital deficit, but also long-term financing needs. There are also opportunities for other business combinations, acquisitions, and divestitures that offer the potential for cash infusions to Medinex. In addition to cash on hand at March 31, 2001, Medinex also has an investment in 175,000 shares of MoneyZone.com, which closed at $0.16/share at quarter end, representing a value of approximately $27,000.

  At the same time, management has reduced monthly expenses and implemented strict expense policies and procedures to control expenses going forward. The Company has reduced headcount in operations and general and administrative functions. Headcount totaled 35 on March 31, 2001, which represents a reduction of 80.8% from a height of 182 during the first half of the prior year. As part of this plan, Medinex continues to reduce its emphasis on low margin sales, choosing to focus more on higher margin product and technology sales.
The release and subsequent sale of the Medinex Office suite of products are expected to provide the Company with even higher margin products.

  As of March 31, 2001 the Company has known commitments of approximately $750,000 to Microsoft and approximately $700,000 in minimum lease payments for the Company's operating leases.

  Medinex estimates that its current cash balance will not be sufficient to fund its operations, working capital, capital expenditures, and business growth through the year 2001. The Company will be required to obtain additional sources of financing in the year 2001 to continue its operations. At its current stage of business development, Medinex's quarterly revenues and results of operations may be materially affected by, among other factors, development and introduction of products, time to market, market acceptance, demand for Medinex's products, the effects of competition, and general economic conditions. There can be no assurance that Medinex will be sufficiently funded during 2001 and therefore the independent auditors have indicated substantial doubt about the Company's ability to continue as a going concern in their report on the fiscal year 2000 financial statements. Our auditors have also indicated that absent external financing in the future, it is likely that we would receive a going concern qualification in the auditor's report on our December 31, 2001 financial statements. At this time, Medinex has no long-term debt or established lines of credit.

Product and Market Strategy

  The Medinex product and marketing strategy includes three integrated Internet solutions for the healthcare marketplace: MedMarket.com, Medinex Office Suite, and Medical Supply and e-commerce Solutions.

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

 2. Medinex Office Suite

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

  Medinex is currently marketing Medinex Office through Value Added Resellers ("VARs"), by establishing strategic relationships with regional insurance providers and selling directly to physician practices by using an internally developed Independent Sales Consultant program, currently with over 30 sales representatives.

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

  The final component of the Medinex Office suite of products is our new MxTranscribe service. MxTranscribe as an integrated Web-based transcription service and when combined with MxSecure and Medinex Office, provides a fast, accurate and cost-effective solution to a physician's transcription needs.

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

  Medinex filed an action against Oron Strauss, a beneficial owner of the Company, in the District Court of Kootenai County, Coeur d'Alene, Idaho on December 1, 2000. Medinex is alleging breach of contract for Mr. Strauss's failure to repay a promissory note, and is seeking the balance due on the promissory note of $136,156.10, plus costs and fees. Mr. Strauss has filed a counterclaim against Medinex for unrelated claims relating to the decline in the value of Medinex's stock. Mr. Strauss is seeking an unspecified sum, in excess of $10,000, in damages. Management does not believe the counterclaim has any merit. Settlement discussions have been initiated in an attempt to resolve this case.

  Medinex is the named defendant in a collection dispute with Larocco and Associates. LaRocco and Associates filed a complaint against Medinex in the District Court of Kootenai County, Coeur d'Alene, Idaho on January 16, 2001. Medinex filed a counterclaim against LaRocco and Associates on February 12, 2001. LaRocco and Associates is seeking payment of consulting fees in the amount of $6,750, plus fees and costs. The Company disputes the claim on the basis of non-performance of the consulting contract, and is seeking the recovery of all consulting fees paid previously to LaRocco and Associates.

  Medinex and Anthony J. Paquin are named defendants in a case filed by the Rentscheler Brothers, Inc., doing business as BetterVote.com et al. This action was filed on January 19, 2001 in the Superior Court of the State of California City and County of San Francisco. This case involves alleged damages for breach of contract, intentional interference with contract and prospective economic advantage, negligent interference with prospective economic advantage, fraudulent inducement and conspiracy to defraud against a variety of defendants. The plaintiff is seeking unspecified damages. In May 2001 the lawsuit was dismissed due to issues surrounding jurisdiction.

  Medinex has filed a complaint against certain individuals regarding various postings on the Yahoo! Message Board. This case was filed with the U.S. District Court of Idaho on March 14, 2001. Medinex is alleging defamation of character, breach of contract, tortuous interference with business relationships, and wrongful interference with prospective economic advantage. A subpoena has been served upon Yahoo! to provide the actual identities of the posters, all of whom post their messages anonymously under fictitious names. In May 2001 certain of the defendants filed a motion to quash the subpoena. Medinex is seeking unspecified damages.

Item 2. Changes in Securities and Use of Proceeds

  During the three months ended March 31, 2001, one employee exercised 17,786 stock options for approximately $4,000. There was no other changes in securities outstanding.

  On April 6, 2001, the Company appealed a decision by the Nasdaq Listing Qualifications Panel (the Panel) that recently determined that Medinex is not in compliance with the maintenance criteria for continued listing as set forth in Nasdaq Marketplace Rules and consequently is subject to delisting from the Nasdaq National Market. On May 9, 2001 the Panel determined to delist the Company's securities from the Nasdaq Stock Market, effective with the open of business on May 10, 2001. The Company immediately began trading as MDNX on the over-the-counter bulletin board.


Item 3. Defaults upon Senior Securities
        None

Item 4. Submission of Matters to a Vote of Security Holders
        None

Item 5. Other Information
        None

Item 6. Exhibits and Reports on Form 8-K
        (a)    Exhibits:

        Exhibit 2.1 Asset Purchase Agreement dated February 13, 2001 among Medinex Systems, Inc. and Votenet Solutions, Inc.; incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed February 27, 2001 (Commission File No. 000-26337).

        (b)    Reports on Form 8-K

        Registrant's Form 8-K filed February 16, 2001. An Item 4 Disclosure regarding the change in Registrant's Certifying Accountants.

        Registrant's Form 8-K filed February 27, 2001. An Item 2 Disclosure regarding the Asset Purchase Agreement between Medinex Systems, Inc. and Votenet Solutions, Inc. effective February 13, 2001.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Medinex Systems, Inc. (Registrant)
                                     Dated: May 15, 2001

                                     By:        /s/ ANTHONY J. PAQUIN
                                          -------------------------------------
                                                    Anthony J. Paquin
                                          President and Chief Executive Officer

                                     Medinex Systems, Inc. (Registrant)
                                     Dated: May 15, 2001

                                     By:        /s/ KELLY J. PRIOR
                                          -------------------------------------
                                                    Kelly J. Prior
                                              Chief Financial Officer