Form 10QSB
period 2001-06-30
MEDINEX SYSTEMS INC
filed 2001-08-14
CIK 1054709

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                 ---------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              FOR THE QUARTER ENDED
                                  June 30, 2001

                        Commission file number 000-26337

                                 ---------------

                              MEDINEX SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                            82-0514605
  (State or jurisdiction of                                (I. R. S. Employer
incorporation or organization)                             Identification No.)

                       1200 West Ironwood Drive, Suite 309
                             Coeur d'Alene, ID 83814
                                 (208) 415-0170
   (Address and telephone number of principal executive offices and principal place of business)

                                -----------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes: /X/    No: / /
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                                      Outstanding Shares
                Class                            as of Midnight July 27, 2001
                -----                            ----------------------------
Common Stock, par value $.01 per share                    12,832,971

Transitional Small Business Disclosure Format (check one):  Yes: / /  No: /X/

================================================================================

                              MEDINEX SYSTEMS, INC.

                                TABLE OF CONTENTS

                                     10-QSB

                                                                                                             Page
                                                                                                             ----
PART I         Financial Information

     Item 1    Financial Statements ...................................................................        3

                  Condensed Consolidated Balance Sheets at June 30, 2001 and December 31, 2000 ........        3

                  Condensed Consolidated Statements of Operations and Comprehensive Loss for
                  the Six Months Ended June 30, 2001 and 2000 .........................................        4

                  Condensed Consolidated Statements of Operations and Comprehensive Loss for
                  the Three Months Ended June 30, 2001 and 2000 .......................................        5

                  Condensed Consolidated Statements of Cash Flow for the
                  Six Months Ended June 30, 2001 and 2000 .............................................        6

                  Notes to Condensed Consolidated Financial Statements ................................        7

     Item 2    Management's Discussion and Analysis ...................................................       11

PART II        Other Information

     Item 1    Legal Proceedings ......................................................................       17

     Item 2    Changes in Securities and Use of Proceeds ..............................................       17

     Item 3    Defaults Upon Senior Securities ........................................................       17

     Item 4    Submission of Matters to a Vote of Security Holders ....................................       17

     Item 5    Other Information ......................................................................       17

     Item 6    Exhibits and Reports on Form 8-K .......................................................       17

Signatures ............................................................................................       18

Part I. Financial Information
Item 1. Financial Statements

                              MEDINEX SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              June 30, 2001            December 31, 2000
                                                                              -------------            -----------------
                                                                             (In thousands)            (In thousands)

                                                                              (Unaudited)                (Restated)
                               ASSETS

Current assets:
Cash and cash equivalents ..................................................      $   115                  $   117
Accounts receivable, net of allowance for doubtful accounts
        of $303 and $298 respectively ......................................           10                      164
Unbilled receivables .......................................................            4                      136
Inventory ..................................................................            -                        -
Prepaid expenses and other current assets ..................................           32                       47
                                                                                  -------                  -------
         Total current assets ..............................................          161                      464
Property and equipment, net ................................................          631                      998
Investments ................................................................            4                       99
Intangible assets, net .....................................................          465                      922
Other assets ...............................................................           19                       17
Net assets of discontinued operations ......................................            -                    1,188
                                                                                  -------                  -------
         Total assets ......................................................      $ 1,280                  $ 3,688
                                                                                  =======                  =======

              LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable .......................................................      $ 1,077                  $ 1,251
    Accrued compensation ...................................................           --                       --
    Deferred revenue .......................................................          154                      367
    Accrued expenses and other current liabilities .........................          154                      116
                                                                                  -------                  -------
         Total current liabilities .........................................        1,385                    1,734
Net liabilities of discontinued operations .................................          816                       --
                                                                                  -------                  -------
         Total liabilities .................................................        2,201                    1,734
                                                                                  -------                  -------
Commitments and contingencies (note 5)

Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 3,500,000 shares authorized, no shares
    issued and outstanding .................................................           --                       --
Common stock, $0.01 par value, 30,000,000 shares authorized, 12,832,971 and
    12,309,631 shares issued and outstanding,
    respectively ...........................................................          128                      123
    Additional paid-in capital .............................................       43,445                   43,264
    Accumulated deficit ....................................................      (44,494)                 (41,433)
                                                                                  -------                  -------
         Total stockholders' equity (deficit) ..............................         (921)                   1,954
                                                                                  -------                  -------
         Total liabilities and stockholders' equity (deficit) ..............      $ 1,280                  $ 3,688
                                                                                  =======                  =======


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              MEDINEX SYSTEMS, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                     Six Months Ended June 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  2001                     2000
                                                                                ---------                ---------
                                                                                    (In thousands, except share
                                                                                         and per share data)
                                                                                             (Unaudited)

                                                                                                         (Restated)

Revenues:
    Product sales ........................................................     $       10               $      992
    Website development, consulting, and other services ..................            383                      340
                                                                               ----------               ----------
Gross revenues ...........................................................            393                    1,332
    Sales discounts, returns and allowances ..............................             (4)                     (44)
                                                                               ----------               ----------
Revenues, net ............................................................            389                    1,288
                                                                               ----------               ----------
Cost of revenues:
    Product sales ........................................................              9                      751
    Website development, consulting, and other services ..................             32                      142
                                                                               ----------               ----------
                                                                                       41                      893
                                                                               ----------               ----------
Gross profit .............................................................            348                      395
                                                                               ----------               ----------
Operating expenses:
    Sales and marketing ..................................................            261                    3,104
    General and administrative ...........................................          1,628                    2,947
    Product development ..................................................             --                      609
    Amortization and impairment of intangibles ...........................            457                      767
                                                                               ----------               ----------
Total operating expenses .................................................          2,346                    7,427
                                                                               ----------               ----------
Loss from continuing operations ..........................................         (1,998)                  (7,032)
    Interest income, net .................................................              2                      373
                                                                               ----------               ----------
Net loss from continuing operations ......................................         (1,996)                  (6,659)
Loss from discontinued operations ........................................         (1,068)                  (6,645)
                                                                               ----------               ----------
Net loss available to common stockholders ................................     $   (3,064)              $  (13,304)
                                                                               ==========               ==========
Basic and diluted net loss per common share:

   Net loss available to common stockholders from continuing operations ..     $    (0.16)              $    (0.61)
                                                                               ==========               ==========
   Net loss available to common stockholders .............................     $    (0.25)              $    (1.21)
                                                                               ==========               ==========
Basic and diluted weighted average shares outstanding ....................     12,356,876               11,019,552
                                                                               ==========               ==========
Comprehensive loss:
Net loss .................................................................     $   (3,064)              $  (13,304)
Unrealized loss on available for sale investments ........................             --                        1
                                                                               ----------               ----------
Total ....................................................................       $ (3,064)              $  (13,303)
                                                                               ==========               ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              MEDINEX SYSTEMS, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                    Three Months Ended June 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  2001                     2000
                                                                                ---------                ---------
                                                                                    (In thousands, except share
                                                                                         and per share data)
                                                                                             (Unaudited)

                                                                                                        (Restated)

Revenues:
    Product sales ........................................................     $        6               $      599
    Website development, consulting, and other services ..................            140                      236
                                                                               ----------               ----------
Gross revenues ...........................................................            146                      835
    Sales discounts, returns and allowances ..............................             (4)                     (33)
                                                                               ----------               ----------
Revenues, net ............................................................            142                      802
                                                                               ----------               ----------
Cost of revenues:
    Product sales ........................................................              1                      433
    Website development, consulting, and other services ..................              5                       80
                                                                               ----------               ----------
                                                                                        6                      513
                                                                               ----------               ----------
Gross profit .............................................................            136                      289
                                                                               ----------               ----------
Operating expenses:
    Sales and marketing ..................................................             92                    2,008
    General and administrative ...........................................            649                    1,480
    Product development ..................................................             --                       64
    Amortization and impairment of intangibles ...........................            129                      393
                                                                               ----------               ----------
Total operating expenses .................................................            870                    3,945
                                                                               ----------               ----------
Loss from continuing operations ..........................................           (734)                  (3,656)
    Interest income, net .................................................              -                      209
                                                                               ----------               ----------
Net loss from continuing operations ......................................           (734)                  (3,447)
Loss from discontinued operations ........................................           (712)                  (3,762)
                                                                               ----------               ----------
Net loss available to common stockholders ................................     $   (1,446)              $   (7,209)
                                                                               ==========               ==========
Basic and diluted net loss per common share:

   Net loss available to common stockholders from continuing operations ..     $   (0.06)               $    (0.31)
                                                                               ==========               ==========
   Net loss available to common stockholders .............................     $   (0.12)               $    (0.65)
                                                                               ==========               ==========
Basic and diluted weighted average shares outstanding ....................     12,396,868               11,134,036
                                                                               ==========               ==========
Comprehensive loss:
Net loss .................................................................     $   (1,446)              $   (7,209)
Unrealized loss on available for sale investments ........................             --                     (131)
                                                                               ----------                ---------
Total ....................................................................     $   (1,446)              $   (7,078)
                                                                               ==========               ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              MEDINEX SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                              Six Months Ended June 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                            2001                   2000
                                                                          ---------             ----------
                                                                                   (In thousands)
                                                                                     (Unaudited)

                                                                                                 (Restated)

Cash flows from operating activities:
Net loss .............................................................     $ (3,064)              $(13,304)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Loss from discontinued operations ................................        1,068                  6,645
                                                                            -------                -------
    Loss from continuing operations ..................................       (1,996)                (6,659)
    Depreciation and amortization ....................................          448                  1,024
    Loss on sale of property and equipment ...........................           36                     --
    Impairment of intangibles ........................................          243                     --
    Loss on permanent impairment of investments ......................           94                     --
    Issuance of stock in exchange for services .......................           80                     --
    Non-cash based stock compensation ................................           --                    248
Change in certain assets and liabilities:
    Accounts receivable and unbilled receivables, net ................          286                   (714)
    Prepaid expenses and other current assets ........................           15                    688
    Other assets .....................................................           --                     (8)
    Accounts payable .................................................         (177)                  (113)
    Accrued compensation .............................................           --                     24
    Deferred revenue .................................................         (214)                   785
    Accrued expenses and other current liabilities ...................           39                    982
    Other long-term liabilities ......................................           --                    (75)
                                                                            -------                -------
Net cash used in operating activities ................................       (1,146)                (3,818)
                                                                            -------                -------
Cash flows from investing activities:
    Additions to property and equipment ..............................           --                   (681)
    Proceeds from sale of property and equipment .....................           99                     --
    Acquisition of businesses, net of cash acquired ..................           --                   (119)
    Proceeds from sale of discontinued operations ....................        1,150                     --
    Investment in discontinued operations ............................         (216)                (7,446)
                                                                            -------                -------
Net cash provided by (used in) investing activities ..................        1,033                 (8,246)
                                                                            -------                -------
Cash flows from financing activities:
    Proceeds from exercise of stock options ..........................            3                     74
    Proceeds from issuance of stock ..................................          100                     75
                                                                            -------                -------
Net cash provided by financing activities ............................          103                    149
                                                                            -------                -------
Net decrease in cash and cash equivalents ............................           (2)               (11,915)
Cash and cash equivalents, beginning of the period ...................          117                 15,480
                                                                            -------                -------
Cash and cash equivalents, end of the period .........................      $   115                $ 3,565
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

                              MEDINEX SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

1. The Company and Basis of Presentation

The Company

     Medinex Systems, Inc. and Subsidiaries ("Medinex" or the "Company"), a Delaware corporation, formerly named Netivation.com, Inc., recently moved its headquarters from Post Falls, Idaho to Coeur d'Alene, Idaho. The Company commenced its current operations after acquiring technology developed by management on September 26, 1997.

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

     Medinex also operates a medical distribution company, Pinnacle Medsource, Inc., which specializes in wholesale distribution to providers and dealers of medical equipment for disabled and home-bound patients. In June 2001, the Board of Directors of Medinex agreed to a formal plan of disposition of Pinnacle Medsource, Inc., however as of the date of this filing, no sales agreement has been completed.

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

     The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report (Commission File Number 000-26337) filed on Form 10-KSB for the fiscal year ended December 31, 2000. The financial information included herein reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and six month periods ended June 30, 2001 and 2000 are not necessarily indicative of operating results for the entire year.

Basis of Presentation

     The accompanying financial statements have been prepared on a going concern-basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At June 30, 2001 the Company has a working capital deficit of $1,224, an accumulated deficit of $44,494 and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

      Continuation of the Company is dependent on (1) achieving sufficiently profitable operations and (2) obtaining additional financing. Management is attempting to raise additional capital from various sources and is beginning to distribute its new software products. However, there can be no assurances that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

                              MEDINEX SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

     Certain consolidated financial statement amounts have been restated and classified to conform to the 2001 presentation. These reclassifications had no effect on the net loss, comprehensive loss or accumulated deficit as previously reported.

     Pinnacle Medsource, Inc.'s and the Political division's results are reported as discontinued operations in the consolidated financial statements for all periods presented. The assets and liabilities of Pinnacle Medsource, Inc. and the Political division have been reported in the consolidated balance sheets as net assets/liabilities of discontinued operations.

2. Intangible Assets

     Intangible assets consist primarily of assembled workforce, customer base and goodwill related to acquisitions accounted for under the purchase method of accounting. Amortization of these purchased intangibles is provided on the straight-line basis over the respective useful lives of the assets, primarily three years. The Company identifies and records impairment losses on intangible and other assets when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the regulatory or business climate and projected undiscounted future cash flows from the respective asset. As of June 30, 2001 and December 31, 2000, intangible assets consisted of the following:

                                                    June 30,      December 31,
                                                      2001           2000
                                                    --------      -----------

         Assembled workforce .....................  $    --       $     115
         Customer base ...........................       98             115
         Goodwill ................................    2,030           2,202
                                                   --------       ---------

                                                      2,128           2,432
         Less:  Accumulated Amortization .........   (1,663)         (1,510)
                                                   --------       ---------
                                                    $   465       $     922
                                                   ========       =========


     During the three and six month period ended June 30, 2001, management determined the intangible assets would not be fully recovered. Based on an estimated future cash flows analysis, Medinex has taken a charge of $243 in its statement of operations for the three and six months ended June 30, 2001, reflecting this impairment of the intangibles.

3.  Recent Accounting Pronouncements

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

4.  Commitments and Contingencies

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

     In December 2000 and January 2001, the Company received two notices of lawsuits over collections of amounts due. Both disputes have been settled with the plaintiffs and the respective amounts have been included in net assets of discontinued operations.

     In February 2001, the Company was named as a defendant in a lawsuit alleging breach of contract, among other things, and seeking monetary damages of an unspecified amount for the Company's failure to acquire BetterVote.com. In May 2001, the lawsuit was dismissed due to the lack of jurisdiction.

     Medinex is involved in a lease dispute with Advantage Human Resourcing, LP (Advantage). Advantage filed a complaint against Medinex in the Superior Court of the District of Columbia on January 5, 2001. Medinex settled the complaint with Advantage in July 2001 for $100, payable in July 2002, which is included in net assets of discontinued operations.

     Medinex filed an action against Oron Strauss, a beneficial owner of the Company, in the District Court of Kootenai County, Coeur d'Alene, Idaho on December 1, 2000. Medinex is alleging breach of contract for Mr. Strauss failure to repay a promissory note, and is seeking the balance due on the promissory note of $136, plus costs and fees. Mr. Strauss has filed a counterclaim against Medinex for unrelated claims relating to the decline in the value of Medinex's stock. Mr. Strauss is seeking an unspecified sum, in excess of $10, in damages. Management does not believe the counterclaim has any merit. Settlement discussions have been initiated in an attempt to resolve this case.

     The company has accrued $375 of a potential $750 contractual obligation for a contract servicing its formal Political division. Due to non-performance by the other party, the full amount of the contract is not expected to be paid. Therefore at June 30, 2001, the Company's best estimate of the total amount that will be due under the contract is $375.

                              MEDINEX SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

5.  Segment Information

     Historically, the Company has identified two distinct reportable segments: political and medical. As the Company sold its political division in February 2001 (see NOTE 7) and has restated the financial statements to reflect the political segment as discontinued operations, there are no longer any reportable segments.

6.  Sale of Political Division

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

Overview

     Medinex Systems, Inc. ("Medinex" or the "Company"), is a Delaware corporation, formerly named Netivation.com, Inc. The Company recently moved its headquarters from Post Falls, Idaho to Coeur d'Alene, Idaho. The Company commenced its current operations after acquiring technology developed by the existing management team on September 26, 1997.

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

     Medinex also operates a medical distribution company, Pinnacle Medsource, Inc., which specializes in wholesale distribution to providers and dealers of medical equipment for disabled and home-bound patients. In June 2001, the Board of Directors of Medinex agreed to a formal plan of disposition of Pinnacle Medsource, Inc., however as of the date of this filing, no sales agreement has been completed.

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

     Medinex emerged from the development stage during 1999. The Company is subject to the risks and challenges associated with other companies at a similar stage of development including dependence on key individuals, successful development and marketing of its products and services, the acceptance of the Internet as a medium for advertising, competition from substitute services and larger companies with greater financial, technical, management and marketing resources. Further, during the period required to develop commercially viable products, services and sources of revenues, the Company will require additional funds.

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

     Pinnacle Medsource, Inc.'s and the Political division's results are reported as discontinued operations in the consolidated financial statements for all periods presented. The assets and liabilities of Pinnacle Medsource, Inc. and the Political division have been reported in the consolidated balance sheets as net assets/liabilities of discontinued operations.

Revenues

     Revenues are generated from website development and hosting, internet access, software licenses and advertising.

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

Results of Operations

   Revenues

     Net revenues for the three and six months ended June 30, 2001 were $142,000 and $389,000, respectively, a decrease of $660,000 and $899,000 from the $802,000 and $1,288,000 in net revenues for the three and six months ended June 30, 2000, respectively. The decline in revenues is expected as Medinex continues to focus on its Medinex Office products line rather than the several other lines of business explored in fiscal 2000. Medinex expects revenues to grow in the latter half of 2001 as it distributes its software products.

     Medinex ended the second quarter of 2001 with $154,000 in deferred revenues as a result of its lead page advertising contracts.

   Cost of Revenues

     Cost of revenues for the three months ended June 30, 2001 was $6,000 or 4.2% of net revenues as compared to $513,000 or 64.0% of net revenues for the three months ended June 30, 2000, a decrease of $507,000. Cost of revenues for the six months ended June 30, 2001 was $41,000 or 10.5% of net revenues as compared to $893,000 or 69.3% of net revenues for the six months ended June 30, 2000.

   Gross profit

     Gross profit for the three and six months ended June 30, 2001 was $136,000 or 95.8% of net revenues and $348,000 or 89.5% of net revenues, respectively. The gross profit for the same periods in fiscal 2000 were $289,000 or 36.0% of net revenues and $395,000 or 30.7% of net revenues. The significant increase in gross margin realized during the quarter is primarily attributable to the change in product mix sold.

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

   Operating expenses

     For the three months ended June 30, 2001 operating expenses were $833,000, a decrease of $3,112,000 from the $3,945,000 for the three months ended June 30, 2000. For the six-month ended June 30, 2001 operating expenses were $2,309,000 as compared to $7,427,000 for the same period in fiscal 2000, a $5,118,000 decrease. Operating expenses declined as compared to the prior year primarily as a result of significant headcount reductions made during the second half of 2000 and the first half of 2001.

     For the three and six months ended June 30, 2001 sales and marketing expenses were $92,000 and $261,000, respectively, greatly decreased from the $2,008,000 and $3,104,000 for the three and six months ended June 30, 2000, respectively. The decrease is directly related to the concerted effort by the Company to decrease its sales and marketing department headcount as well as all other marketing expenses.

     General and administrative expenses declined from $1,480,000 to $649,000 for the three months ended June 30, 2000 as compared to the three months ended June 30, 2001 and from $2,947,000 to $1,628,000 for the six months ended June 30, 2000 as compared to the six months ended June 30, 2001. The reductions were also as a result of headcount reductions and other administrative cost saving efforts.

     Product development expenses declined to $0 during the three and six months ended June 30, 2001 as compared to $64,000 and $609,000 for the three and six months ended June 30, 2000, respectively. The Company completed the development of its primary software product in fiscal year 2000 and therefore no longer incurs product development expenditures.

     Amortization and impairment of intangible assets declined from $393,000 for the three months ended June 30, 2000 to $92,000 for the three months ended June 30, 2001 and from $767,000 for the six months ended June 30, 2000 to $420,000 for the six months ended June 30, 2001. In the second half of 2000 and the first half of 2001, management prepared estimated future cash flow analysis, and as a result, $2,238,000 in impairments relating to the intangible assets was required.

   Loss from continuing operations

     Medinex's loss from continuing operations for the three months ended June 30, 2001 was $697,000 and was $3,656,000 for the same period in 2000, a
$2,959,000 decrease. Medinex's loss from continuing operations for the six months ended June 30, 2001 was $1,961,000 and was $7,032,000 for the same period in 2000, a $5,071,000 decrease.

   Interest income

     Interest income for the three and six months ended June 30, 2001 was $0 and $2, respectively, as compared to $209,000 and $373,000, respectively, for the same period in 2000. The decrease was primarily due to the investment of proceeds from the Company's June 1999 initial public offering in United States Government debt securities until the funds were used for working capital.

   Loss from discontinued operations

     The loss from discontinued operations represents the loss attributable to the Company's Political division and Pinnacle Medsource, Inc. The loss decreased from $3,762,000 to $712,000 for the three months ended June 30, 2000 and 2001, respectively. The loss also decreased from $6,645,000 to $1,068,000 for the six months ended June 30, 2000 and 2001, respectively. The loss decreased as a result of the sale of the Political division in February 2001, therefore not incurring a full period of operations.

   Net loss and loss per share

     Medinex's net loss applicable to common stockholders for the three months ended June 30, 2001 was $1,409,000 compared with a loss of $7,209,000 for the same period in 2000. The loss per basic and diluted share was $0.11 for the three months ended June 30, 2001 versus $0.65 for the three months ended June 30, 2000. Medinex's net loss applicable to common stockholders for the six months ended June 30, 2001 was $3,027,000 compared with a loss of $13,304,000 for the same period in 2000. The loss per basic and diluted share was $0.24 for the six months ended June 30, 2001 versus $1.21 for the six months ended June 30, 2000.

Liquidity and capital resources

     As of June 30, 2001, Medinex has cash and cash equivalents totaling $115,000 compared to $117,000 at December 31, 2000.

     For the six months ended June 30, 2001 and 2000, cash used in operating activities was $1,146,000 and $3,818,000, respectively. Cash used in operating activities consisted mostly of funding the Company's net operating losses.

     Cash provided by (used in) investing activities was $1,037,000 and $(8,246,000) for the six months ended June 30, 2001 and 2000, respectively. The increase is primarily related to the sale of the Political division and the resulting effect on the termination of its operations.

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

     At the same time, management has reduced monthly expenses and implemented strict expense policies and procedures to control expenses going forward. The Company has reduced headcount in operations and general and administrative functions. Headcount totaled 18 on July 13, 2001, including its medical supply subsidiary in Alpharetta, Georgia. As part of this plan, Medinex continues to reduce its emphasis on low margin sales, choosing to focus more on higher margin products and technology sales. The release and subsequent sale of the Medinex Office suite of products is expected to provide the Company with even higher margin products.

     As of June 30, 2001 the Company has known commitments of approximately $750,000 to Microsoft and approximately $700,000 in minimum lease payments for the Company's operating leases.

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

Product and Market Strategy

     The Medinex product and marketing strategy includes two integrated Internet solutions for the healthcare marketplace: MedMarket.com and Medinex Office Suite.

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

   2. Medinex Office Suite

       Medinex Office is an Internet-based medical physician practice management software system, formerly named Practix. Medinex Office allows physicians to access all of their patient records from anywhere, at any time. Now Medinex Office is available to physicians throughout the United States through Medinex's Application Service Provider ("ASP"). Unlike many of its competitors that are temporarily using legacy client servers via Cytrix technology until they can develop a pure ASP system, Medinex Office is fully ASP based. This advantage places Medinex Office at the forefront of ASP based physician practice management software systems. International Data Corp. estimates the overall U.S. market for ASPs will grow from $200 million in 1999 to $6 billion in 2003.

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

     Medinex is currently marketing Medinex Office through Value Added Resellers ("VARs"), by establishing strategic relationships with regional insurance providers and selling directly to physician practices by using an internally developed Independent Sales Consultant program, currently with over 50 sales representatives.

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

     Medinex believes that the Medinex Office Suite, which includes Medinex Office, MxSecure and MxTranscribe, are now fully developed and ready to market to the growing healthcare industry.

     Consequently, Medinex intends to focus its efforts on generating sales of these products as a means of increasing revenues and achieving a substantial share of this segment of the healthcare market.

     To achieve this objective, Medinex intends to divest itself of Pinnacle Medsource and continue the reduction of operating costs and pursue additional sources of financing in the year 2001 to continue its operations.

                           PART II. Other Information

Item 1. Legal Proceedings

     Medinex is involved in an employment litigation case with Gary and Peggy Strong, which was originally reported in Medinex's second quarter 2000 10-QSB. On September 14, 2000, Medinex filed a motion for summary judgment. On February 14, 2001, Medinex was granted a summary judgment on three of the five counts alleged by Mr. and Mrs. Strong. Medinex is proceeding with discovery and settlement discussions on the remaining counts to resolve this matter and believes a material adverse outcome is remote.

     Medinex is involved in a lease dispute with Advantage Human Resourcing, LP (Advantage). Advantage filed a complaint against Medinex in the Superior Court of the District of Columbia on January 5, 2001. Medinex settled the complaint with Advantage in July 2001 for $100,000, payable in July 2002.

     Medinex was named as the defendant in collection disputes with Envelopes Unlimited and Larocco and Associates. Envelopes Unlimited and LaRocco and Associates filed complaints against Medinex in the Superior Court of the District of Columbia on January 4, 2001 the District Court of Kootenai County on January 16, 2001. The cases have been settled and Medinex is paying the settlement amount in monthly installments.

     Medinex filed an action against Oron Strauss, a former employee, in the District Court of Kootenai County, Coeur d'Alene, Idaho on December 1, 2000. Medinex is alleging breach of contract for Mr. Strauss's failure to repay a promissory note, and is seeking the balance due on the promissory note of $136,156.10, plus costs and fees. Mr. Strauss has filed a counterclaim against Medinex for unrelated claims relating to the decline in the value of Medinex's stock. Mr. Strauss is seeking an unspecified sum, in excess of $10,000, in damages. Management does not believe the counterclaim has any merit. Settlement discussions have been initiated in an attempt to resolve this case.

Item 2. Changes in Securities and Use of Proceeds

     During the three months ended June 30, 2001, one employee exercised 10,000 stock options for approximately $1,900 and employees purchased 4,950 shares of common stock from the Employee Stock Purchase Plan for $1,337. During this period the Company also issued 178,100 common shares to members of the Board of Directors for services rendered in the first half of 2001 and issued 312,500 shares of common stock for $100,000 via a private placement memorandum. The proceeds from the sale of the securities were used for working capital.

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         On July 24, 2001, the Company's Board of Directors appointed David C. Paquin as Chief Financial Officer to fill the vacancy left by the departure of Kelly J. Prior. David C. Paquin previously served as Vice President of Human Resources.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  None

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  Medinex Systems, Inc. (Registrant)
                  Dated: August 14, 2001

                  By:                     /s/ ANTHONY J. PAQUIN
                        --------------------------------------------------------
                                            Anthony J. Paquin
                                    President and Chief Executive Officer

                  Medinex Systems, Inc. (Registrant)
                  Dated: August 14, 2001

                  By:                      /s/ DAVID C. PAQUIN
                        --------------------------------------------------------
                                             DAVID C. PAQUIN
                                         Chief Financial Officer