Form 10QSB
period 2001-09-30
MEDINEX SYSTEMS INC
filed 2001-11-13
CIK 1054709

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

                              FOR THE QUARTER ENDED
                               SEPTEMBER 30, 2001

                        COMMISSION FILE NUMBER 000-26337
                                 ---------------

                              MEDINEX SYSTEMS, INC.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                         82-0514605
           --------                                         ----------
  (State or jurisdiction of                             (I. R. S. Employer
incorporation or organization)                          Identification No.)

             1200 WEST IRONWOOD, SUITE 309, COEUR D'ALENE, ID 83814
                                 (208) 415-0170
                                 --------------
   (Address and telephone number of principal executive offices and principal place of business)

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


                                                       OUTSTANDING SHARES
               CLASS                             AS OF MIDNIGHT OCTOBER 31, 2001
               -----                             -------------------------------
 Common Stock, par value $.01 per share                    12,907,971

  Transitional Small Business Disclosure Format (check one): Yes [_]  No [X]

================================================================================

                              MEDINEX SYSTEMS, INC.
                                TABLE OF CONTENTS
                                     10-QSB

                                                                                                              PAGE
PART I         Financial Information

     Item 1    Financial Statements.......................................................................     3

                  Condensed Consolidated Balance Sheets at September 30, 2001 and December 31, 2000.......     3

                  Condensed Consolidated Statements of Operations and Comprehensive Loss for
                              the Nine Months Ended September 30, 2001 and 2000...........................     4

                  Condensed Consolidated Statements of Operations and Comprehensive Loss for
                  the Three Months Ended September 30, 2001 and 2000......................................     5

                  Condensed Consolidated Statements of Cash Flows for the

                  Nine Months Ended September 30, 2001 and 2000...........................................     6

                  Notes to Condensed Consolidated Financial Statements....................................     7

     Item 2    Management's Discussion and Analysis.......................................................    11

PART II        Other Information

     Item 1    Legal Proceedings..........................................................................    17

     Item 2    Changes in Securities and Use of Proceeds..................................................    17

     Item 3    Defaults Upon Senior Securities............................................................    17

     Item 4    Submission of Matters to a Vote of Security Holders........................................    17

     Item 5    Other Information..........................................................................    17

     Item 6    Exhibits and Reports on Form 8-K...........................................................    17

Signatures     ...........................................................................................    18

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              MEDINEX SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                                  2001             2000
                                                                                --------         --------
                                                                             (IN THOUSANDS)   (IN THOUSANDS)
                                                                              (UNAUDITED)        RESTATED)
                               ASSETS
Current assets:
Cash and cash equivalents ..............................................        $    191         $    117
Accounts receivable, net of allowance for doubtful accounts ............              11              164
Unbilled receivables ...................................................               5              136
Prepaid expenses and other current assets ..............................             107               47
                                                                                --------         --------
         Total current assets ..........................................             314              464
Property and equipment, net ............................................             434              998
Investments ............................................................               4               99
Intangible assets, net .................................................             380              922
Other assets ...........................................................              19               17
Net assets of discontinued operations ..................................            --              1,188
                                                                                --------         --------
         Total assets ..................................................        $  1,151         $  3,688
                                                                                ========         ========

              LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable ...................................................        $  2,286         $  1,251
    Deferred revenue ...................................................             117              367
    Accrued expenses and other current liabilities .....................             212              116
                                                                                --------         --------
         Total current liabilities .....................................           2,615            1,734
Long-term debt-12% convertible debentures, net of discount .............              61             --
                                                                                --------         --------
         Total liabilities .............................................           2,676            1,734
                                                                                --------         --------
Commitments and contingencies (note 4) .................................            --               --

Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 3,500,000 shares authorized,
    no shares issued and outstanding ...................................            --               --
Common stock, $0.01 par value, 30,000,000 shares authorized,
    12,907,971 and 12,309,631 shares issued and outstanding,
    respectively .......................................................             129              123
    Additional paid-in capital .........................................          43,459           43,264
    Accumulated deficit ................................................         (45,113)         (41,433)
                                                                                --------         --------
         Total stockholders' equity (deficit) ..........................          (1,525)           1,954
                                                                                --------         --------
         Total liabilities and stockholders' equity (deficit) ..........        $  1,151         $  3,688
                                                                                ========         ========

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MEDINEX SYSTEMS, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                      NINE MONTHS ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------------
                                                                                         2001                 2000
                                                                                     ------------         ------------
                                                                                        (IN THOUSANDS, EXCEPT SHARE
                                                                                            AND PER SHARE DATA)
                                                                                                (UNAUDITED)
                                                                                                           (RESTATED)
Revenues:
    Product sales ...........................................................        $         19         $      1,627
    Website development, consulting, and other services .....................                 446                  855
                                                                                     ------------         ------------
Gross revenues ..............................................................                 465                2,482
    Sales discounts, returns and allowances .................................                  (5)                 (47)
                                                                                     ------------         ------------
Revenues, net ...............................................................                 460                2,435
                                                                                     ------------         ------------
Cost of revenues:
    Product sales ...........................................................                  40                1,300
    Website development, consulting, and other services .....................                  13                  206
                                                                                     ------------         ------------
                                                                                               53                1,506
                                                                                     ------------         ------------
Gross profit ................................................................                 407                  929
                                                                                     ------------         ------------
Operating expenses:
    Sales and marketing .....................................................                   4                3,691
    General and administrative ..............................................               2,433                4,549
    Product development .....................................................                --                    644
    Amortization and impairment of intangibles ..............................                 543                2,990
                                                                                     ------------         ------------
Total operating expenses ....................................................               2,980               11,874
                                                                                     ------------         ------------
Loss from continuing operations .............................................              (2,573)             (10,945)
    Interest income, net ....................................................                   3                  398
                                                                                     ------------         ------------
Net loss from continuing operations .........................................              (2,570)             (10,547)
Loss from discontinued operations ...........................................              (1,110)              (9,513)
                                                                                     ------------         ------------
Net loss available to common stockholders ...................................        $     (3,680)        $    (20,060)
                                                                                     ============         ============
Basic and diluted net loss per common share:

   Net loss available to common stockholders from continuing operations .....        $      (0.21)        $       (.96)
                                                                                     ============         ============
   Net loss available to common stockholders ................................        $      (0.30)        $      (1.82)
                                                                                     ============         ============

Basic and diluted weighted average shares outstanding .......................          12,369,376           11,002,494
                                                                                     ============         ============
Comprehensive loss:
Net loss ....................................................................        $     (3,680)        $    (20,060)
Unrealized loss on available for sale investments ...........................                --                   (393)
                                                                                     ------------         ------------
Total .......................................................................        $     (3,680)        $    (20,453)
                                                                                     ============         ============

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MEDINEX SYSTEMS, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                               THREE MONTHS ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------
                                                                                   2001                 2000
                                                                               ------------         ------------
                                                                                  (IN THOUSANDS, EXCEPT SHARE
                                                                                        AND PER SHARE DATA)
                                                                                           (UNAUDITED)
                                                                                                     (RESTATED)

Revenues:
    Product sales ...........................................................  $          9         $        635
    Website development, consulting, and other services .....................            62                  515
                                                                               ------------         ------------
Gross revenues ..............................................................            71                1,150
    Sales discounts, returns and allowances .................................          --                     (3)
                                                                               ------------         ------------
Revenues, net ...............................................................            71                1,147
                                                                               ------------         ------------
Cost of revenues:
    Product sales ...........................................................            10                  549
    Website development, consulting, and other services .....................             2                   64
                                                                               ------------         ------------
                                                                                         12                  613
                                                                               ------------         ------------
Gross profit ................................................................            59                  534
                                                                               ------------         ------------
Operating expenses:
    Sales and marketing .....................................................          --                    587
    General and administrative ..............................................           549                1,602
    Product development .....................................................          --                     35
    Amortization and impairment of intangibles ..............................            86                2,223
                                                                               ------------         ------------
Total operating expenses ....................................................           635                4,447
                                                                               ------------         ------------
Loss from continuing operations .............................................          (601)              (3,913)
    Interest income, net ....................................................          --                     25
                                                                               ------------         ------------
Net loss from continuing operations .........................................          (576)              (3,888)
Loss from discontinued operations ...........................................           (40)              (2,869)
                                                                               ------------         ------------
Net loss available to common stockholders ...................................  $       (616)        $     (6,757)
                                                                               ============         ============
Basic and diluted net loss per common share:

   Net loss available to common stockholders from continuing operations .....  $      (0.05)        $      (0.35)
                                                                               ============         ============
   Net loss available to common stockholders ................................  $      (0.05)        $      (0.60)
                                                                               ============         ============

Basic and diluted weighted average shares outstanding .......................    12,882,971           11,339,731
                                                                               ============         ============
Comprehensive loss:
Net loss ....................................................................  $       (616)        $     (6,757)
Unrealized loss on available for sale investments ...........................          --                   (393)
                                                                               ------------         ------------
Total .......................................................................  $       (616)        $     (7,150)
                                                                               ============         ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MEDINEX SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------
                                                                                 2001             2000
                                                                               --------         --------
                                                                                     (IN THOUSANDS)
                                                                                       (UNAUDITED)
                                                                                                (RESTATED)
Cash flows from operating activities:
Net loss ..............................................................        $ (3,680)        $(20,060)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Loss from discontinued operations .................................          (1,110)          (9,513)
                                                                               --------         --------
    Loss from continuing operations ...................................          (2,570)         (10,547)
    Depreciation and amortization .....................................             622            1,609
    Loss on sale of property and equipment ............................             217             --
    Impairment of intangibles .........................................             243            1,830
    Loss on permanent impairment of investments .......................              95             --
    Issuance of stock in exchange for services ........................              80             --
    Non-cash based stock compensation .................................            --                248
Change in certain assets and liabilities:

    Accounts receivable and unbilled receivables, net .................             284             (889)
        Prepaid expenses and other current assets .....................             (60)             919
    Other assets ......................................................              (2)              56
    Accounts payable ..................................................           1,035              940
    Accrued compensation ..............................................            --               (144)
    Deferred revenue ..................................................            (250)             955
    Accrued expenses and other current liabilities ....................              96             (788)
    Other long-term liabilities .......................................            --                (50)
                                                                               --------         --------
Net cash used in operating activities .................................            (210)          (5,861)
                                                                               --------         --------
Cash flows from investing activities:

    Additions to property and equipment ...............................              (2)            (681)
    Proceeds from sale of property and equipment ......................             126             --
    Acquisition of businesses, net of cash acquired ...................            --               (119)
    Proceeds from sale of discontinued operations .....................           1,475             --
    Investment in discontinued operations .............................          (1,493)          (8,192)
                                                                               --------         --------
Net cash provided by (used in) investing activities ...................             106           (8,992)
                                                                               --------         --------
Cash flows from financing activities:

    Proceeds from issuance of debentures ..............................              60             --
    Proceeds from exercise of stock options ...........................               3               74
    Proceeds from issuance of stock ...................................             115               75
                                                                               --------         --------
Net cash provided by financing activities .............................             178              149
                                                                               --------         --------
Net decrease in cash and cash equivalents .............................              74          (14,704)
Cash and cash equivalents, beginning of the period ....................             117           15,504
                                                                               --------         --------
Cash and cash equivalents, end of the period ..........................        $    191         $    800
                                                                               ========         ========

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MEDINEX SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                               SEPTEMBER 30, 2001

1.  THE COMPANY AND BASIS OF PRESENTATION

THE COMPANY

     Medinex Systems, Inc. and Subsidiaries ("Medinex" or the "Company"), a Delaware corporation, is located in Coeur d'Alene, Idaho. The Company commenced its current operations after acquiring technology developed by management on September 26, 1997. The Company develops, designs and markets software and related services for physicians, medical clinics, hospitals and related healthcare organizations.

      The Company emerged from the development stage during 1999. The Company is subject to the risks and challenges associated with other companies at a similar stage of development including dependence on key individuals, successful development and marketing of its products and services, the acceptance of the Internet as a medium for software applications, and competition from substitute services and larger companies with greater financial, technical, management and marketing resources. Further, during the period required to develop commercially viable products, services and sources of revenues, the Company will require additional funds.

     The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report (Commission File Number 000-26337) filed on Form 10-KSB for the fiscal year ended December 31, 2000. The financial information included herein reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of operating results for the entire year.

BASIS OF PRESENTATION

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At September 30, 2001, the Company has a working capital deficit of $2,301, an accumulated deficit of $45,113 and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

                              MEDINEX SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                               SEPTEMBER 30, 2001

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

2.  INTANGIBLE ASSETS

     Intangible assets consist primarily of assembled workforce, customer base and goodwill related to acquisitions accounted for under the purchase method of accounting. Amortization of these purchased intangibles is provided on the straight-line basis over the respective useful lives of the assets, primarily three years. The Company identifies and records impairment losses on intangible and other assets when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the regulatory or business climate and projected undiscounted future cash flows from the respective asset. As of September 30, 2001 and December 31, 2000, intangible assets consisted of the following:

                                                September 30,     December 31,
                                                    2001              2000
                                                  --------          --------
         Assembled workforce....................   $   -             $  115
         Customer base..........................       98               115
         Goodwill...............................    2,030             2,202
                                                  --------          --------
                                                    2,128             2,432
         Less:  Accumulated Amortization           (1,748)           (1,510)
                                                  --------          --------
                                                   $  380            $  922
                                                  ========          ========

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

                              MEDINEX SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                               SEPTEMBER 30, 2001

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

     On June 16, 2000, Medinex terminated an employee for what Medinex believes was good cause. On July 27, 2000 the employee filed a lawsuit against the Company, alleging breach of contract, among other things, and seeking monetary damages in an unspecified amount. Medinex filed a motion for summary judgment and on February 14, 2001 was granted a summary judgment on three of the five counts alleged by the employee. On November 9, 2001, a counterclaim was filed by Medinex alleging breach of contract, defamation and violation of the Idaho Trade Secrets Act. On the same date, the parties stipulated to a dismissal of all actions pursuant to a settlement agreement, also dated as of November 9, 2001.

     Medinex is involved in a lease dispute with Advantage Human Resourcing, LP (Advantage). Advantage filed a complaint against Medinex in the Superior Court of the District of Columbia on January 5, 2001. Both parties agreed to settle the dispute for the sum of $100, all due and payable on July 1, 2002. However, Advantage subsequently refused to sign the settlement documents and Medinex filed a motion to enforce the settlement agreement, which is currently pending with the court.

     Medinex filed an action against Oron Strauss, a beneficial owner of the Company, in the District Court of Kootenai County, Coeur d'Alene, Idaho on December 1, 2000. Medinex is alleging breach of contract for Mr. Strauss failure to repay a promissory note, and is seeking the balance due on the promissory note of $136, plus costs and fees. Mr. Strauss has filed a counterclaim against Medinex for unrelated claims relating to the decline in the value of Medinex's stock. Mr. Strauss is seeking an unspecified sum, in excess of $10, in damages. Management does not believe the counterclaim has any merit. Settlement discussions have been initiated in an attempt to resolve this case. The case is currently in discovery. A trial date has been set for January 7, 2002.

     Medinex was served a complaint by Canon Communications, LLC ("Canon") in a case filed on September 18, 2001, as Case no. CV OC 0106126D. Canon is seeking the sum of $12 in unpaid invoices plus attorney's fees and costs. The action was filed in Ada County, Idaho. Medinex objected to the place of venue and Canon has voluntarily agreed to move the case to Kootenai County, Idaho. The parties have initiated settlement discussions.

     Medinex was served a complaint by Riverbend #1, LLC ("Riverbend") in a case filed on September 26, 2001 in Kootenai County, Idaho, as Case No. CV-01-6248. Riverbend is seeking an amount in excess of $10 for unpaid rent under a written lease of real property in Post Falls, Idaho. Medinex has secured a replacement tenant for the real property and the parties have initiated settlement discussions regarding repayment of past due rent and related charges.

The Company had previously recorded discontinued operation liabilities from its political division's operations of $1,162 which have not been disposed of in the sale or subsequent negotiations. These liabilities are now reported as part of the Company's accounts payable. Also, these liabilities include an accrual of $375 of a potential $750 contractual obligation for a contract servicing its former political division. Due to the non-performance by the contracting parties, the full amount of the contract is not expected to be paid.

5.  SEGMENT INFORMATION

     As a result of recent business divestitures, there are no longer any reportable segments and the company has restated the financial statements to reflect divested segments as discontinued operations.

                              MEDINEX SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                               SEPTEMBER 30, 2001

6.  SALE OF PINNACLE MEDSOURCE

     On August 30, 2001, Medinex Systems, Inc., formerly known as Netivation.com, Inc. ("Medinex"), sold substantially all of the assets of its subsidiary, Pinnacle Medsource, Inc., a Delaware corporation ("Pinnacle"), in exchange for cash consideration of $325. Anne Holcombe & Associates, Inc., a Georgia corporation ("Purchaser"), was established by the Purchaser, for the purpose of this acquisition and will continue servicing the medical communities formerly served by Pinnacle. The assets were sold to Purchaser pursuant to an Asset Purchase Agreement dated as of August 30, 2001. These assets and the revenues previously derived from them were substantially all of the operations of Pinnacle's wholesale medical equipment supply and distribution business for financial reporting purposes.

      Prior to the closing, Anne Holcombe, the President of Purchaser was the General Manager of Pinnacle. There was no other material relationship between the Purchaser, and its affiliates, on the one hand, and Pinnacle and Medinex, and their affiliates, on the other hand.

     The amount of consideration received by Pinnacle and Medinex was $325. The purchase price was the result of arm's-length negotiation between Purchaser, Pinnacle and Medinex, based on each party's evaluation of the fair market value of the Pinnacle assets sold and upon the Board of Director's review of an independently prepared business valuation report.

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

OVERVIEW

     Medinex Systems, Inc. ("Medinex" or the "Company"), is a Delaware corporation, located in Coeur d'Alene, Idaho. The Company commenced its current operations after acquiring technology developed by the existing management team on September 26, 1997.

     Medinex is focused on developing and distributing software and related services to the healthcare industry. Medinex's medical software solutions include Medinex Office, a Web-based practice management System, MxSecure, a Web-based secure medical messaging system and MxTranscribe, a transcription service fully integrated into the Medinex Office suite of products. MedMarket.com is a business-to-business e-commerce community that provides products and services to physicians, hospitals, and medical professionals.

     Medinex previously operated a medical distribution company, Pinnacle Medsource, Inc., which specialized in wholesale distribution to providers and dealers of medical equipment for disabled and home-bound patients. Medinex sold the assets and business of Pinnacle Medsource in a management-led buyout on August 30, 2001.

     Medinex emerged from the development stage during 1999. The Company is subject to the risks and challenges associated with other companies at a similar stage of development including dependence on key individuals, successful development and marketing of its products and services, the acceptance of the Internet as a medium for software applications, and competition from substitute services and larger companies with greater financial, technical, management and marketing resources. Further, during the period required to develop commercially viable products, services and sources of revenues, the Company will require additional funds.

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

     On August 30, 2001, Medinex Systems, Inc., formerly known as
Netivation.com, Inc. ("Medinex"), sold substantially all of the assets of its subsidiary, Pinnacle Medsource, Inc., a Delaware corporation ("Pinnacle"), in exchange for cash consideration of $325,000. Anne Holcombe & Associates, Inc., a Georgia corporation

("Purchaser"), was established by the Purchaser, for the purpose of this acquisition and will continue servicing the medical communities formerly served by Pinnacle. The assets were sold to Purchaser pursuant to an Asset Purchase Agreement dated as of August 30, 2001. These assets and the revenues previously derived from them were substantially all of the operations of Pinnacle's wholesale medical equipment supply and distribution business for financial reporting purposes.

     Prior to the closing, Anne Holcombe, the President of Purchaser was the General Manager of Pinnacle. There was no other material relationship between the Purchaser, and its affiliates, on the one hand, and Pinnacle and Medinex, and their affiliates, on the other hand.

     The amount of consideration received by Pinnacle and Medinex was $325,000. The purchase price was the result of arm's-length negotiation between Purchaser, Pinnacle and Medinex, based on each party's evaluation of the fair market value of the Pinnacle assets sold and upon the Board of Director's review of an independently prepared business valuation report.

      Pinnacle Medsource, Inc.'s and the Political division's results are reported as discontinued operations in the consolidated financial statements for all periods presented. The assets and liabilities of Pinnacle Medsource, Inc. and the Political division have been reported in the consolidated balance sheets as net assets/liabilities of discontinued operations.

REVENUES

     Revenues are generated from software licenses, medical transcription services, website development and hosting, and advertising.

     Software licensing, medical transcription services and website development revenues are generally recognized when all elements essential to the functionality of the software or the website have been delivered. When the Company has significant continuing involvement with the licensee, revenues are deferred and recognized over the term of the agreement. Hosting contracts typically have a term of one year, with fees charged on a monthly basis. Internet access is billed on a monthly basis and revenue is earned as billed.

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

RESULTS OF OPERATIONS

REVENUES

     Net revenues for the three and nine months ended September 30, 2001 were $71,000 and $460,000, respectively, a decrease of $1,076,000 and $1,975,000 from the $1,147,000 and $2,435,000 in net revenues for the three and nine months ended September 30, 2000, respectively. The decline in revenues is expected as Medinex continues to focus on its Medinex Office products line rather than the several other lines of business explored in fiscal 2000. Medinex expects revenues to grow in the latter half of 2001 as it distributes its software products.

     Medinex ended the third quarter of 2001 with $104,000 in deferred revenues as a result of its lead page advertising contracts.

COST OF REVENUES

     Cost of revenues for the three months ended September 30, 2001 was $12,000 or 16.9% of net revenues as compared to $613,000 or 54% of net revenues for the three months ended September 30, 2000, a decrease of $601,000. Cost of revenues for the nine months ended September 30, 2001 was $53,000 or 11.5% of net revenues as compared to $1,506,000 or 62% of net revenues for the nine months ended September 30, 2000.

GROSS PROFIT

     Gross profit for the three and nine months ended September 30, 2001 was $59,000 or 84.5% of net revenues and $407,000 or 88.5% of net revenues, respectively. The gross profit for the same periods in fiscal 2000 were $534,000 or 46% of net revenues and $929,000 or 38% of net revenues. The significant increase in gross margin realized during the quarter is primarily attributable to the change in product mix sold.

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

OPERATING EXPENSES

     For the three months ended September 30, 2001 operating expenses were $635,000, a decrease of $3,812,000 from the $4,447,000 for the three months ended September 30, 2000. For the nine-month ended September 30, 2001 operating expenses were $2,980,000 as compared to $11,874,000 for the same period in fiscal 2000, a $8,894,000 decrease. Operating expenses declined as compared to the prior year primarily as a result of significant headcount reductions made during the second half of 2000 and the first half of 2001.

     For the three and nine months ended September 30, 2001 sales and marketing expenses were $0 and $4,000, respectively, greatly decreased from the $587,000 and $3,691,000 for the three and nine months ended September 30, 2000, respectively. The decrease is directly related to the concerted effort by the Company to decrease its sales and marketing department headcount as well as all other marketing expenses.

     General and administrative expenses declined from $1,602,000 to $549,000 for the three months ended September 30, 2000 as compared to the three months ended September 30, 2001 and from $4,549,000 to $2,433,000 for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 2001. The reductions were also as a result of headcount reductions and other administrative cost saving efforts.

     Product development expenses declined to $0 during the three and nine months ended September 30, 2001 as compared to $0 and $644,000 for the three and nine months ended September 30, 2000, respectively. The Company completed the development of its primary software product in fiscal year 2000 and therefore no longer incurs product development expenditures.

     Amortization and impairment of intangible assets declined from $2,223,000 for the three months ended September 30, 2000 to $86,000 for the three months ended September 30, 2001 and from $2,990,000 for the nine months ended September 30, 2000 to $543,000 for the nine months ended September 30, 2001.

     LOSS FROM CONTINUING OPERATIONS

     Medinex's loss from continuing operations for the three months ended September 30, 2001 was $40,000 and was $2,869,000 for the same period in 2000, a $2,829,000 decrease. Medinex's loss from continuing operations for the nine months ended September 30, 2001 was $2,573,000 and was $10,547,000 for the same period in 2000, a $7,974,000 decrease.

     INTEREST INCOME

     Interest income for the three and nine months ended September 30, 2001 was $0 and $3,000, respectively, as compared to $25,000 and $398,000, respectively, for the same period in 2000. The decrease was primarily due to the investment of proceeds from the Company's June 1999 initial public offering in United States Government debt securities until the funds were used for working capital.

     LOSS FROM DISCONTINUED OPERATIONS

     The loss from discontinued operations represents the losses attributable to the Company's political division and Pinnacle Medsource, Inc. The losses increased from $1,068,000 to $1,110,000 for the nine months ended September 30, 2001, during the respective quarter. The three-month loss of $40,000 is primarily due to the sale of Pinnacle MedSource in August of 2001. These losses on the sale of Pinnacle Medsource, Inc. and the Company's Political Division have been fully realized as of September 30, 2001 and will not be a reoccurring item in the future.

     NET LOSS AND LOSS PER SHARE

     Medinex's net loss applicable to common stockholders for the three months ended September 30, 2001 was $616,000 compared with a loss of $6,757,000 for the same period in 2000. The loss per basic and diluted share was $0.05 for the three months ended September 30, 2001 versus $0.60 for the three months ended September 30, 2000. Medinex's net loss applicable to common stockholders for the nine months ended September 30, 2001 was $3,680,000 compared with a loss of $20,060,000 for the same period in 2000. The loss per basic and diluted share was $0.30 for the nine months ended September 30, 2001 versus $1.82 for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, Medinex has cash and cash equivalents totaling $191,000 compared to $117,000 at December 31, 2000.

     For the nine months ended September 30, 2001 and 2000, cash used in operating activities was $210,000 and $5,861,000, respectively. Cash used in operating activities consisted mostly of funding the Company's net operating losses.

     Cash provided by (used in) investing activities was $106,000 and ($8,992,000) for the nine months ended September 30, 2001 and 2000, respectively. The increase is primarily related to the sale of the Political division and the resulting effect on the termination of its operations.

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

     At the same time, management has reduced monthly expenses and implemented strict expense policies and procedures to control expenses going forward. The Company has reduced headcount in operations and general and administrative functions. Headcount totaled 11 on September 30, 2001. As part of this plan, Medinex continues to reduce its emphasis on low margin sales, choosing to focus more on higher margin products and technology sales. The release and subsequent sale of the Medinex Office suite of products is expected to provide the Company with even higher margin products.

     As of September 30, 2001 the Company has known commitments of approximately $750,000 to Microsoft and approximately $700,000 in minimum lease payments for the Company's operating leases.

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

PRODUCT AND MARKET STRATEGY

     The Medinex product and marketing strategy includes two Internet-based solutions for the healthcare marketplace: Medinex Office and MedMarket.com.

MEDINEX OFFICE

       Medinex Office is an Internet-based medical physician practice management software system. Medinex Office allows physicians to access all of their patient records from anywhere, at any time.

       As an ASP, Medinex Office is accessible through the Web and in many cases can provide faster claims processing, secure remote access to the software from an Internet connection, real-time maintenance and updates provided by technology experts from a central location, and a high level of data security. Medinex Office also provides backups of critical information, protection against viruses, and automatic system upgrades. Medinex Office can help eliminate physician's need for expensive software upgrades and hardware maintenance for their current practice management software programs.

     As an alternative, to alleviate concerns over privacy and to provide improved performance to those locations without high speed Internet access, Medinex Office has also been developed to operate on a server in the physician's office. This alternative still provides daily backups of information, software upgrades and on-line help, while maintaining the security and integrity of the data within the physician's office.

     Medinex is currently marketing Medinex Office through direct sales by employee sales representatives and by using an internally developed Independent Sales Consultant program, currently with over 50 independent, non-employee sales representatives.

MEDMARKET.COM

     Medinex MedMarket.com is a business-to-business exchange portal for the medical industry that through its LeadPages provides advertising; traffic generation and sales lead generation for MedMarket.com's medical industry customers.

     The LeadPages are single-page Web sites within the MedMarket.com community. Each LeadPage offers basic information about a company and includes a link to the company's main Web site. LeadPages are designed to allow a company to advertise before a targeted audience, generate increased traffic to a company's Web site, and deliver qualified sales leads to the company.

     An important component of our Medinex Office solution is the MxSecure Messaging product. The system makes it easy for healthcare professionals to send and receive encrypted messages (email, medical records, lab results). It also enables convenient, secure and Health Insurance Portability and Accountability Act (HIPAA)-compliant doctor-to-patient email communication.

     The final component of the Medinex Office suite of products is the MxTranscribe service. MxTranscribe is an integrated Web-based transcription service and when combined with MxSecure and Medinex Office, provides a fast, accurate and cost-effective solution to a physician's transcription needs.

     To date, software application revenue has been nominal.

SUMMARY

     Medinex believes that the Medinex Office Suite, which includes Medinex Office, MxSecure and MxTranscribe, is now fully developed and ready to market to the growing healthcare industry.

     Consequently, Medinex is focusing its efforts on generating sales of these products as a means of increasing revenues and achieving a substantial share of this segment of the healthcare market.

     To achieve this objective, Medinex intends to evaluate opportunities to divest itself of MedMarket.com, continue the refinement of operating cost management and pursue additional sources of financing in the year 2001 to continue its operations.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Medinex is involved in an employment litigation case with Gary and Peggy Strong, which was originally reported in Medinex's second quarter 2000 10-QSB. On September 14, 2000, Medinex filed a motion for summary judgment. On February 14, 2001, Medinex was granted a summary judgment on three of the five counts alleged by Mr. and Mrs. Strong. On November 9, 2001, a counterclaim was filed by Medinex alleging breach of contract, defamation and violation of the Idaho Trade Secrets Act. On the same date, the parties stipulated to a dismissal of all actions pursuant to a settlement agreement, also dated as of November 9, 2001.

     Medinex is involved in a lease dispute with Advantage Human Resourcing, LP (Advantage). Advantage filed a complaint against Medinex in the Superior Court of the District of Columbia on January 5, 2001. Both parties agreed to settle the dispute for the sum of $100,000.00, all due and payable on July 1, 2002. However, Advantage subsequently refused to sign the settlement documents and Medinex filed a motion to enforce the settlement agreement, which is currently pending with the court.

     Medinex filed an action against Oron Strauss, a former employee, in the District Court of Kootenai County, Coeur d'Alene, Idaho on December 1, 2000. Medinex is alleging breach of contract for Mr. Strauss's failure to repay a promissory note, and is seeking the balance due on the promissory note of $136,156.10, plus costs and fees. Mr. Strauss has filed a counterclaim against Medinex for unrelated claims relating to the decline in the value of Medinex's stock. Mr. Strauss is seeking an unspecified sum, in excess of $10,000, in damages. Management does not believe the counterclaim has any merit. Settlement discussions have been initiated in an attempt to resolve this case. The case is currently in discovery. A trial date has been set for January 7, 2002.

     Medinex was served a complaint by Canon Communications, LLC ("Canon") in a case filed on September 18, 2001, as Case no. CV OC 0106126D. Canon is seeking the sum of $12,100.42 in unpaid invoices plus attorney's fees and costs. The action was filed in Ada County, Idaho. Medinex objected to the place of venue and Canon has voluntarily agreed to move the case to Kootenai County, Idaho. The parties have initiated settlement discussions.

     Medinex was served a complaint by Riverbend #1, LLC ("Riverbend") in a case filed on September 26, 2001 in Kootenai County, Idaho, as Case No. CV-01-6248. Riverbend is seeking an amount in excess of $10,000.00 for unpaid rent under a written lease of real property in Post Falls, Idaho. Medinex has secured a replacement tenant for the real property and the parties have initiated settlement discussions regarding repayment of past due rent and related charges.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the nine months ended September 30, 2001, one employee exercised 10,000 stock options for approximately $1,900 and employees purchased 4,950 shares of common stock from the Employee Stock Purchase Plan for $1,337. During this period the Company also issued 178,100 common shares to members of the board of directors for services rendered in the first half of 2001 and issued 312,500 shares of common stock for $100,000 via a private placement memorandum. The proceeds from the sale of the securities were used for working capital.

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

                                  Medinex Systems, Inc. (Registrant)
                                  Dated: November 12, 2001

                                  By:   /s/ ANTHONY J. PAQUIN
                                        --------------------------------------
                                        ANTHONY J. PAQUIN
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                  Medinex Systems, Inc. (Registrant)
                                  Dated: November 12, 2001

                                  By:   /s/ DAVID C. PAQUIN
                                        --------------------------------------
                                        DAVID C. PAQUIN

                                        CHIEF FINANCIAL OFFICER