Form 10KSB
period 2001-12-31
MEDINEX SYSTEMS INC
filed 2002-04-15
CIK 1054709

================================================================================
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                  FORM 10-KSB


           ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 2001


                       Commission File Number 000-26337
                            ---------------------

                             MEDINEX SYSTEMS, INC.
       (Exact name of small business issuer as specified in its charter)



                 Delaware                      82-0514605
         (State or jurisdiction of           (IRS Employer
         incorporation or organization)   Identification No.)

         1200 West Ironwood Square, Suite 309, Coeur d'Alene, ID 83814
                                (208) 415-0170
(Address and telephone number of principal executive offices and principal place of business)
                            ---------------------

        Securities registered under Section 12(b) of the Exchange Act:

                                      Name of each exchange
         Title of each class           on which registered
      Common Stock, $.01 par value    Over the Counter Board

                            ---------------------
     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Registrant's revenues for the fiscal year ended December 31, 2001 were $572 thousand.

     Based on the stock's average bid and asked price of $0.261 on April 2, 2002, non-affiliated market capital was approximately $3.7 million.


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     As of April 2, 2002, there were 17,173,210 shares of the registrant's $.01 par value common stock outstanding.

     Transitional Small Business Disclosure Format: Yes  [ ]  No  [X]

================================================================================

                                    PART I


Item 1. DESCRIPTION OF BUSINESS

     Medinex Systems, Inc. ("Medinex" or "the Company") is a medical technology and professional services company founded in 1997 and incorporated in the state of Delaware. Medinex's medical software solutions include Medinex Office, a Web-based practice management system and MxMail, a Web-based secure medical messaging system. Medinex also provides medical transcription services to its physician clients. MedMarket.com is a business-to-business e-commerce community that provides products and services to physicians, hospitals, and medical professionals. In addition, MedMarket.com is a venue used by manufacturers and distributors of medical equipment and supplies for the promotion and distribution of their products and services.

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

     Medinex previously owned a subsidiary, Pinnacle MedSource, Inc., a wholesale medical supply subsidiary, located in Alpharetta, Georgia. Medinex sold Pinnacle MedSource in a management led buyout in October 2001.


General

     Medinex's healthcare focused business-to-business exchange, MedMarket.com, is a developer of Web-based solutions that provides content, products, and services for physicians, nurses, hospitals, pharmaceutical and insurance companies, medical supply providers and others involved in the healthcare market.

     Medinex's suite of products includes:

    o MedMarket Lead Pages, one-page Web sites that develop leads for medical providers and manufacturers. Set-up fees, as well as an annual subscription fees, are charged for the lead pages.

    o Medinex Office, a Web-based, practice management system providing patient scheduling, billing, medical records management, medical transcribing and claims processing for medical professionals. An annual license fee, as well as a monthly and usage fees are charged on a per healthcare provider basis for each installation.

    o MxMail, a Web-based secure medical messaging system.

     Medinex completed its initial public offering in June 1999 under the name Netivation.com, Inc. The Company's name changed to Medinex Systems, Inc. in July 2000 and is listed on the Over-the-Counter Bulletin Board under the symbol MDNX.OB.


Clients

     Medinex has numerous and varied clients due to its focus on the healthcare market. As such, the Company is not materially dependent on any specific clients.


Revenue Sources

     Due to the fast-paced and ever-changing environment of the technology Industry, Medinex believes it is imperative to have multiple sources of revenue. Medinex is currently positioned to capitalize on several revenue sources such as the following:

     o Web-based software applications are expected to be a significant source of revenue in 2002.

     o Professional service fees, in the form of medical transcription usage charges, are a primary source of revenue.

     o Lead Page Sales to Professionals, Suppliers and Manufacturers have been a source of revenue.

     o  Advertising and Sponsorship Sales have been a source of revenue.

     o  Internet Consulting Services have been and a source of revenue.

     To date, software application revenue has been nominal.


Branding

     Differentiation through branding is critical in the application software industry. Much like revenue, it is important to have multiple avenues working simultaneously to create brand recognition. The majority of the company's investment in brand building is focused on the Medinex and Medinex Office brands. Medinex is utilizing several branding techniques to enhance its brand recognition including the following:

     o Domain Name Recognition with brands such as MedinexSystems.com, MedMarket.com and MedinexOffice.com.

     o  E-mail newsletter subscriptions

     o  Direct marketing through print media and mailers

     o  Sponsoring industry conferences

     o  On-line advertising

     o  Exchanging links with other Internet sites

     o  Establishing strategic relationships with medical industry organizations


     o  Media and Press Releases


Technology

     Medinex has developed and implemented a broad array of products and services by using a combination of its own proprietary technologies as well as technologies and content purchased or licensed from third parties. The Medinex Office products have been developed as a proprietary JAVA application with the front-end using JSP (Java Server Pages) and the back-end using EJB's (Enterprise Java Beans). Components of Medinex Office are also developed in Microsoft's Visual Basic and .NET architecture. MedMarket.com has also been developed as a proprietary application using the Allaire ColdFusion and Spectra platform. Medinex maintains all of its Internet servers in a secure co-located facility in Coeur d'Alene, Idaho.


Employees

     As of December 31, 2001, Medinex Systems had 13 employees. Of those employees, approximately 3 were in marketing and sales, 3 were in senior management, 2 were in development and 5 were in operations and administration. All employees are full-time.

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


Patents And Trademarks

     Medinex owns no patents on its technology or products however, Medinex has filed an application for patent for MxMail. Medinex has federally registered the following trademarks: "MEDINEX" (Class 38,

Reg. No. 2,350,799), "MEDINEX" (Class 42, Reg. No. 2,365,142) and "MEDINEX.COM" (Class 42, Reg. No. 2,414,566). Medinex has applied for federal trademark registration for "MEDMARKET." Under common law, these trademarks have an unlimited duration. But, if Medinex receives the federal registration for these trademarks, the trademark will be effective for ten (10) years and may be renewed every ten (10) years indefinitely. As a result of the acquisition of MedMarket.com in 1999, Medinex has obtained rights to the following tradenames, trademarks, and domain names: "MedMarket," "medmarket.com," "medmarket.net," "medmarketnetwork.com," and "medicom.com." Medinex has filed a patent application on the MxMail secure messaging technology.


Competition

     The markets for developing web based software applications providing Internet-based services and products are relatively new, intensely competitive and rapidly changing. Since the Internet's commercialization in the early 1990s, the number of Web sites on the Internet competing for users' attention has proliferated. Barriers to entry on the Internet are minimal, and competitors can launch new Web sites or new products and services at a relatively low cost. As a result, Medinex expects that competition in the Internet industry will continue to intensify.

     Medinex competes, directly and indirectly, for clients, subscribers and advertisers with the following categories of companies:

     o  Practice management software companies;

     o  Medical transcription service companies;

     o  On-line services or Web sites targeted to the healthcare market;

     o Web site search and retrieval services and other high-traffic Web sites; and

     o Vendors and distributors of healthcare information, products and services distributed through other means, including direct sales, mail and other offline media.

     Medinex believes there are key factors to developing successful software and Internet-based products and services. The primary factors include functionality, brand recognition, visitor loyalty, demographic focus, variety of value-added services, and critical mass. Other important factors to consider in developing competitive software and Internet-based products include ease-of-use, quality and reliability of the services and products. Medinex also believes that the principal competitive factors in attracting customers, and advertisers include price, quality of services and implementation of advertising placements.

     Medinex currently offers many of the same individual services, products and combinations of the services and products as offered by other software and Internet providers:

     o MedMarket.com competes against other healthcare industry business-to-business exchange and e-commerce providers;

     o Medinex's website design and hosting services compete against numerous other companies providing such capabilities;

     o  Medinex Office competes against numerous other software companies; and

     o The company's transcription service compete against numerous transcription service providers,

     o Although Medinex faces a broad range of competition from a variety of service and product providers, the Company believes that it can compete more effectively by targeting a specific community and offering greater depth of products, information and services than its competitors. For example, Medinex's MedMarket.com community offers advanced search engine capabilities, lead-generation capabilities and e-commerce and consulting services to multiple segments of the healthcare industry.

     With respect to Medinex's physician's practice management software, Medinex believes its primary competition will be manual processes, standard personal computer based business accounting and billing packages, as well as single or limited payer functions. These systems include those offered by Medisoft,

KIP Medical Office Software, Techsoft Medical Systems, Medical Manager (WebMD) and CCA Medical Practice Software. Most of these systems are based on desktop PC applications offering limited access to information managed by the system. Only users directly networked to the system and running the software can access or update information on these systems. Medinex believes that Medinex Office offers the convenience of remote access without special equipment or software, other than a PC and a standard Web browser. Since the systems software application components and "backbone" are managed on Medinex's servers remotely, Medinex believes that Medinex Office will be attractive to physician offices concerned with the cost of implementing and maintaining information technology solutions. Medinex also believes that many physicians and small physicians' offices have been reluctant to invest in information technology solutions and Medinex's primary competitive challenge will be to convince these groups to switch to the Medinex Office Internet-based solution. For those customers desiring all the benefits of an online, Web-based product but also desiring to house the server functions in-house, Medinex provides its Medinex Office Onsite edition.

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


Governmental Regulation and Legal Uncertainties

     Medinex is currently subject to various laws and regulations relating to its business. But there are few laws or regulations currently directly applicable to the Internet and Medinex's current and expected activities on the Internet. However, new laws and regulations relating to the following areas may be adopted because of the Internet's popularity and growth:

     o  online content;

     o  user privacy;

     o  taxation;

     o  access charges;

     o  copyrights;

     o  characteristics and quality of products and services; and

     o  consumer protection

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


     Physicians or other health care professionals who use our products will directly enter health information about their patients, including information that may constitute a medical record under applicable law, that we will store on our computer systems. Numerous federal and state laws and regulations, the common law, and contractual obligations govern collection, dissemination, use and confidentiality of patient-identifiable health information, including:


     o  state privacy and confidentiality laws;


     o  our contracts with customers and partners;


     o state laws regulating health care professionals, such as physicians, pharmacists and nurse practitioners;


     o  Medicaid laws;


     o the Health Insurance Portability and Accountability Act of 1996 and related rules proposed by the Health Care Financing Administration; and


     o Health Care Financing Administration standards for Internet transmission of health data.


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


Distribution

     Medinex distributes its products and services through the development and maintenance of applications via the Internet and on-site service, consulting and development.

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


Item 2. DESCRIPTION OF PROPERTY


Facilities

     Medinex's current headquarters is located at 1200 West Ironwood Drive, Suite 309, Coeur d'Alene, Idaho, where it leases approximately 1,500 square feet. Medinex also leases approximately 1,300 square feet at 16042 North 32nd St. Suite B-1, in Phoenix, AZ. During 2001, prior to its move to 1200 Ironwood in Coeur d' Alene, the Company was located in the Riverbend development in Post Falls, Idaho. The company accrued its back rent through September 2001 and moved to its current location.

     The Company has entered into non-cancelable operating lease agreements involving equipment and facilities through the year 2001. Rent expense totaled $133 and $582 for the years ended December 31, 2001 and 2000, respectively.

     The Company leased office space in Coeur d' Alene, Idaho for two years beginning August 1, 2001 and terminating on July 31, 2003. The monthly rent began at $600 per month at August 2001, and increased by $50 per month until December 2001 at which time the rent was $800 per month. Beginning in January 2002, the rent increases by $100 per month to a maximum of $1,000 per month. The Company paid $1,200 as a security and cleaning deposit. The Company also leases one additional office in the same building for $220 per month.

     An officer of the Company leases an apartment in Celebration Florida. This is a one-year lease that expires October 31, 2002. The monthly lease payment is $1,185. The Company reimburses the officer for the monthly rent. This same officer leases an apartment in Phoenix Arizona. This is a six-month lease, which expires February 28, 2002. The monthly rent is $1,089 and is reimbursed by the Company.

     Another officer of the Company leases space in Phoenix Arizona on a month-to-month basis beginning December 2001 for $450 per month. The Company reimburses this rent to the officer.

     A third officer and the Company jointly leased a house in Cave Creek, Arizona on a six-month lease. The monthly lease payment is $2,400 per month. This lease expires June 2002.


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


Item 3. LEGAL PROCEEDINGS


Legal Proceedings

     Riverbend #1, LLC ("Riverbend") filed a complaint against Medinex on September 26, 2001 in Kootenai County, Idaho, as Case No. CV-01-6248. Riverbend was seeking an amount in excess of $340,000.00 for unpaid rent under a written lease for office space located in Post Falls, Idaho. Subsequent to the filing of this action, Medinex located a replacement tenant for the office space. Riverbend filed a motion for summary judgment on December 20, 2001, seeking judgment against Medinex in the amount of $181,221.33. Medinex filed an opposition to Riverbend's motion and a hearing on the matter is scheduled for June 25, 2002.

     Advantage Human Resourcing, LP (Advantage) filed a complaint against Medinex in the Superior Court of the District of Columbia on January 5, 2001. Advantage alleged a breach of contract arising out of a real estate lease and sought damages of $145,443, plus costs and fees. Both parties agreed to settle the dispute for the sum of $100,000.00, all due and payable on July 1, 2002. However, Advantage subsequently refused to sign the settlement documents and Medinex filed a motion with the court to enforce the settlement agreement. On January 11, 2002, the court granted Medinex's motion and dismissed the case without prejudice based on the terms of the settlement agreement.

     Medinex filed an action against Oron Strauss, a beneficial owner of the Company, in the District Court of Kootenai County, Coeur d'Alene, Idaho on December 1, 2000. Medinex alleged a breach of contract for Mr. Strauss' failure to repay a promissory note, and sought the balance due on the promissory note of $136,156.10, plus costs and fees. Mr. Strauss filed a counterclaim against Medinex for unrelated claims. Mr. Strauss sought an unspecified sum, in excess of $10,000, in damages. On March 31, 2002, the parties reached a settlement on this case and stipulated to the dismissal of all claims and counterclaims in this action.

     Canon Communications, LLC ("Canon") filed a complaint against Medinex on September 18, 2001 in Ada County, Idaho, as Case no. CV OC 0106126D. Canon was seeking the sum of $12,100.42 for unpaid invoices plus attorney's fees and costs. Medinex objected to the place of venue. On or about November 12, 2001, the parties agreed to settle the case and Canon dismissed the action without prejudice.

     Stephen Miller, the former employee and general manager of Medinex's former subsidiary, Pinnacle Medsource, Inc., a Delaware corporation ("Pinnacle") served a complaint against Pinnacle and Medinex on July 25, 2001 as Civil Action No. 00VS006161-E in Fulton County, State of Georgia. Miller alleges a breach of his employment contract with Pinnacle and Medinex and is seeking in excess of $125,000.00. Medinex denies any liability for the claim and the case is still pending.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     Medinex stockholders were not asked to vote on any matters during the quarter ended December 31, 2001.

                                    PART II


Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Equity

     Our common stock was quoted on Nasdaq after our initial public offering on June 22, 1999. On February 28, 2001, the Company received notice from Nasdaq of the delisting of our securities for failure to maintain a minimum bid price of $1.00. Since May 10, 2001, our stock has been trading on the Over-the-Counter Bulletin Board under the symbol MDNX.OB.

     The following table sets forth certain sales price data for our common stock for the periods indicated:




                                               Medinex Systems, Inc.
                                                    Common Stock
                                               ----------------------
                                                   High        Low
                                               ----------- ----------
   Fiscal 2001:
    Quarter Ended December 31, 2001 ..........  $  0.50     $ 0.17
    Quarter Ended September 30, 2001 .........  $  0.24     $ 0.10
    Quarter Ended June 30, 2001 ..............  $  0.53     $ 0.16
    Quarter Ended March 31, 2001 .............  $  0.41     $ 0.19

   Fiscal 2000:
    Quarter Ended December 31, 2000 ..........  $ 1.1875    $ 0.1250
    Quarter Ended September 30, 2000 .........    3.0000      0.7500
    Quarter Ended June 30, 2000 ..............    6.0625      1.1250
    Quarter Ended March 31, 2000 .............   10.0000      4.8750

     As of December 31, 2001 Medinex had 16,868,267 shares outstanding.

     Medinex did not pay dividends in fiscal year 2001 or 2000 and does not expect to pay dividends in the foreseeable future. Medinex intends to use future earnings for reinvestment in its business. The Board of Directors will determine whether any future cash dividends will be paid and payment of any dividends will be dependent on Medinex's financial condition, results of operations, capital requirements and other such factors as the Board of Directors deems relevant.

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



     Underwriting discounts and commissions. .........  $2,625,000
     Finders fees ....................................     136,000
     Expenses paid to or for the Underwriter .........   1,431,000
                                                        ----------
      Total expenses .................................  $4,192,000
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

     The net proceeds of the offering to Medinex (after deducting the Underwriter's discounts and commissions and offering expenses) was $20,808,000. From the settlement date, the net proceeds have been used in the following manner, in the following reasonably estimated amounts:

     o  Acquisition of other businesses: $1,912,000

     o  Loan to Oron Strauss, Votenet General Manager: $133,000

     o  Working Capital: $19,820,000

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



     Underwriting discounts and commissions .............  $ 83,700
     Expenses paid to or for the Underwriter ............    25,110
                                                           --------
     Other expenses associated with this offering .......    41,190
       Total expenses ...................................  $150,000
                                                           ========

     The proceeds from the Offering were used for working capital.

     On August 3, 2001 Medinex completed a Private Placement Offering (the Offering) in which Medinex borrowed $75,000 from an accredited investor. Medinex agreed to repay the loan, plus interest of 12% per anum, on August 3, 2003. The holder of the note also received 75,000 shares of Medinex common stock. The common stock was issued without registering the stock under the Exchange Act. The securities offered under the private placement are exempt from registration requirements for public offerings under Regulation D or other applicable exemptions from registration promulgated under the Securities Act of 1933 and applicable state securities laws and regulations. The proceeds from the Offering were used for working capital.

     On November 6, 2001 Medinex initiated a Private Placement Offering (the Offering) in which Medinex could sell 4,200,000 shares of common stock to accredited investors. The common stock was issued without registering the stock under the Exchange Act. The securities offered under the private placement are exempt from registration requirements for public offerings under Regulation D or other applicable exemptions from registration promulgated under the Securities Act of 1933 and applicable state securities laws and regulations.

     The Company sold 3,677,000 shares of common stock in this private placement before December 31, 2001. The total price of these shares was $400, which includes $44 in issuance costs and expenses in connection with this offering.

     The proceeds from the Offering were used for working capital.

     On May 22, 2001 Medinex completed a Private Placement Offering (the Offering) in which Medinex offered for sale 312,500 units to accredited investors. Each unit consisted of one share of Medinex common stock and one warrant to purchase one share of common stock at $.85. The common stock was issued without registering the stock under the Exchange Act. The securities offered under the private placement are exempt from registration requirements for public offerings under Regulation D or other applicable exemptions from registration promulgated under the Securities Act of 1933 and applicable state securities laws and regulations. The holders of the shares of Medinex common stock obtained upon exercise of the warrants will have certain registration rights with regard to such common stock. The total price for the units sold by Medinex in this Offering was $100,000. The proceeds from the Offering were used for working capital.

     In June 2001, Medinex issued 4,950 shares of registered common stock under the Company's Employee Stock Purchase Plan. In aggregate, the shares were issued for approximately $1,337.

     In 2001, Medinex issued 418,853 shares of unregistered common stock to its non-employee directors for services rendered by the board of directors for the year 2001. Each non-employee director receives a quarterly retainer of $7,500 payable in shares of authorized capital stock based on the market value on the last trading day of each calendar quarter. Such shares are restricted under all applicable state and federal securities laws. No additional fees are paid to directors for meetings attended or chaired. Additionally, on his election to the Board on May 22, 2001, R. Scot Haug received an initial grant of 20,000 shares of restricted capital stock.


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

     Medinex is focused on software and business-to-business web services medical market. Medinex's medical software solutions include Medinex Office, a Web-based practice management system and MxSecure, a Web-based secure medical messaging system. MedMarket.com is a business-to-business e-commerce community that promotes products and services for physicians, hospitals, and medical professionals. In addition, MedMarket.com is a venue used by manufacturers and distributors of medical equipment and supplies for the promotion and distribution of their products and services.

     Medinex previously owned a subsidiary, Pinnacle MedSource, Inc., a wholesale medical supply subsidiary, located in Alpharetta, Georgia. Medinex sold Pinnacle MedSource in a management led buyout in October 2001.

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

     Medinex emerged from the development stage during 1999. The Company is subject to the risks and challenges associated with other companies at a similar stage of development including dependence on key individuals, successful development and marketing of its products and services, the acceptance of the Internet as a medium for advertising and software, competition from substitute services and larger companies with greater financial, technical, management and marketing resources. Further, during the period required to develop commercially viable products, services and sources of revenues, the Company may require additional funds.


                                 Acquisitions

     In 1999 and 2000 acquisitions played a major role in Medinex's growth strategy. Medinex acquired three companies during 2000 and seven companies during 1999. All acquisitions were accounted for by the purchase method of accounting, so they were accounted for at their fair market values and included prospectively in the financial statements from the respective acquisition dates. The acquired companies represented a substantial portion of Medinex's growth during the second half of 1999 and all of 2000. Subsequently, most of these acquisitions were disposed of during 2001.

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

     In June 1999, Netivation.com acquired both Interlink Services, Inc. (Interlink), and The Online Medical Bookstore, Inc. (Bookstore). Interlink was acquired for 126,429 shares of Netivation.com common stock and $50 and the Bookstore was acquired for 192,857 shares and $250. Interlink provides website design and hosting services and the Bookstore sells medical books and supplies via e-commerce. Both companies became wholly-owned subsidiaries of Medinex.

     In October 1999, Medinex acquired MedMarket, Inc., a developer of Internet e-commerce websites for medical manufacturers and suppliers, for $100 and 100,000 shares of Medinex common stock. The excess purchase price was allocated to goodwill of approximately $2,520.

     In 2000, the Company sold the assets of Interlink, and as a result, has taken a charge of $639 in the statement of operations. This charge reflected the excess of the net book value of the assets over the selling price.

     In 2000, the Company discontinued substantially all of the historical activities of the Bookstore. The results of this change and an estimated future cash flows analysis of the remaining activities, created an impairment of the intangible assets originally acquired of $1,392. This charge has been reflected in the statement of operations.


                        Political Division Acquisitions

     On January 13, 2000, the Company acquired U.S. Congress Handbooks, Inc.
(USCH). USCH publishes congressional directories designed to give readers the fastest, most complete, low-cost information about the U.S. Congress in both written and electronic formats. Medinex paid cash consideration of $200,000, 75,000 shares of unregistered common stock and a promissory note of $200 to the seller.

     In October 1999, Medinex acquired the following companies, which are now wholly-owned subsidiaries:

    o PoliticallyBlack.com, the leading political information center for African Americans for $55 and 30,000 shares of Medinex common stock.

    o Raintree Communications Corporation, a provider of automated voice and data services for grassroots lobbying for $100 and 150,000 shares of Medinex common stock, plus up to another 60,000 shares based on performance criteria.

    o Public Disclosure, Inc., the provider of FECInfo, a comprehensive website of Federal Election Commission information on federal candidates and interest groups for $190 and 300,000 shares of Medinex common stock.

     On December 15, 1999, Medinex acquired 100 percent of the outstanding stock of Net.Capitol, Inc., a leading provider of Internet-based products for public affairs and political organizations, including the AFL-CIO, IBM, the National Association of Realtors and the United States Senate. Medinex received all of the outstanding shares of Net.Capitol's capital stock in exchange for 1,544,730 shares of Medinex common stock, options to acquire 105,270 additional shares, plus payment of $410 to the Net.Capitol preferred shareholders.
With the completion of the acquisition, Net.Capitol, Inc. became a wholly-owned subsidiary of Medinex.

     As of December 31, 2000, the Company's Management had reviewed the continuing carrying values of the intangible property associated with the acquisitions which made up its political division. As a result of this review, management elected to impair the intangible assets' carrying values to reflect the future expected revenues of this division. This impairment results in a $7,056 increase in losses being recognized as part of the 2000 loss from discontinued operations.

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


                             Ticker Symbol Change

     In conjunction with changing its name to reflect Medinex's focus on developing service provider-based software and business-to-business e-commerce and services for the growing Internet medical market, on July 27, 2000, Medinex changed its stock symbol and as of May 10, 2001, Medinex is traded on the Over The Counter Bulletin Board under the symbol MDNX.OB.


                                 Restructuring

     As Medinex has grown beyond a product development company and toward a software organization, Medinex has reexamined its corporate structure and made adjustments to operate the Company more efficiently. Throughout 2001, Medinex has taken steps to simplify its business processes, reduce its general and administrative expenses and implement financial controls.

     As part of the restructuring, Medinex has also taken steps to decrease its salary costs. Medinex reduced its employee headcount from over 182 employees at the height of product development to 13 employees as of December 31, 2001.


                                   Revenues

     Revenues are generated from advertising, website development and hosting and software licenses.

     Sales of products to customers are recognized when shipped. In these transactions the Company acts as merchant-of-record. Accordingly, the Company records as revenue the full sales price of the product sold and records the full cost of the product to the Company as cost of revenues, upon shipment of the product.

     Software licensing costs and website development revenues are generally recognized when all elements essential to the functionality of the software or the website have been delivered. When the Company has significant continuing involvement with the licensee, revenues are deferred and recognized over the term of the agreement.

     Advertising consists of the sale of site listings on the MedMarket.com website. Advertising revenues are recognized ratably over the term of the applicable agreement.

     Deferred revenue consists primarily of advertising, licensing and hosting fees that are being amortized over their contract life, which is typically twelve months or less. In several cases where the cash is collected in advance, the revenue is recognized ratably over the term of the contract. There are no significant incremental costs associated with the recognition of such revenue.

                               Cost of Revenues

     Cost of product revenues primarily consists of the cost of digital recorders sold in conjunction with the Company's transcription service. Website development, consulting, and other services cost of revenues consist primarily of payroll costs for technology employees and web hosting/maintenance costs.


Results of Operations--2001 and 2000


                                   Revenues

     Net revenues for the year ended December 31, 2001 were $571, a decrease of $1,038 from the $1,610 of net revenues for the year ended December 31, 2000. Most of the revenue decrease during this period was the result of companies Medinex divested. Medinex expects its revenues to grow in future periods as the demand for the medical transcription service increases. Medinex also expects its revenues to grow as a result of the increase in the distribution of its software products.

     As of December 31, 2001, Medinex had $62 in deferred revenues. Medinex may experience seasonality in its usage traffic. Medinex also expects business usage of the Internet, and of its products and services to typically decline during the summer, year-end and holiday periods.


                               Cost of Revenues

     Cost of revenues for the year ended December 31, 2001 was $122 as compared to $561 for the year ended December 31, 2000, a decrease of $439.


                                 Gross Profit

     Gross profit for the year ended December 31, 2001 was $450 or 79% of net revenues, a decrease of $599 over the $1,049 or 65% of net revenues for the year ended December 31, 2000. The decrease in gross profit is largely attributable to the divesture of divisions not relating to the company's core medical strategy. The significant increase in gross margin realized during the year is primarily attributable to a decrease in fixed costs associated with generating these revenues.

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


                              Operating Expenses

     During the year ended December 31, 2001, operating expenses were $3,335 as compared to $13,332 during the year ended December 31, 2000, a 75% decrease. Operating expenses were reduced mostly from divesting businesses, reducing head count, as well as decreasing expenditures for advertising, marketing programs, and professional services fees. The decrease in operating expenses continues to reflect our transition to the stage of deploying our products and focusing on the medical market. Management expects volatility in future operating expenses due to changes in headcount, changes in funding requirements, product development and results of marketing efforts.

     Sales and marketing expenses decreased from $4,020 for the year ended December 31, 2000 to $325 for the year ended December 31, 2001. The sales and marketing expenses decreased over the prior year due to a number of marketing agreements nearly all of which expired as of December 31, 2000.

     General and administrative expenses decreased by $2,532 or 52%, from $4,841 during the year ended December 31, 2000 to $2,262 during the year ended December 31, 2001. General and administrative expenses declined significantly over the previous period due to a reduction in employee head-count and fixed expenses.

     Research and development expenditures declined from $643 for the year ended December 31, 2000 to $0.00 during the year ended December 31, 2001. This decline reflects the Company's completion of the design and development of the physician practice management software, Medinex Office, in 2000.

     Amortization and impairment of intangible assets decreased to $634 for the year ended December 31, 2001 as compared to $3,564 during the year ended December 31, 2000. This decrease is primarily attributable to significant impairments at December 31, 2000 of $2,031.


                             Loss from Operations

     Medinex's loss from operations for the year ended December 31, 2001 was $3,370, compared to $11,724 for the year ended December 31, 2000.


                         Financial Income/Expense, Net

     Financial expense, net, for the year ended December 31, 2001 totaled ($482), compared with $387 for the year ended December 31, 2000. The change was primarily due to the recognition of accrued interest on outstanding payables.


                       Loss from Discontinued Operations

     The loss from discontinued operations represents the loss attributable to the Company's sale of Pinnacle MedSource, Inc. The loss decreased from $18,684 for the year ended December 31, 2000 to $1,357 for the year ended December 31, 2001.


                          Net Loss and Loss Per Share

     Medinex's net loss applicable to common stockholders was $4,770 for the year ended December 31, 2001 as compared to $30,408 for the year ended December 31, 2000, a $25,638 decrease. The loss per basic and diluted share from continuing operations was $.27 and $1.05 for the years ended December 31, 2001 and 2000, respectively. The net loss per basic and diluted share was $.38 and $2.72 for the years ending December 31, 2001 and 2000, respectively.


Liquidity and Capital Resources

     As of December 31, 2001, Medinex had cash and cash equivalents totaling $177 compared to $117 as of December 31, 2000.

     Since December 31, 1999, Medinex acquired three companies. The Company paid total consideration of 499,000 shares of Medinex unregistered common stock and $750 cash to acquire the outstanding stock and business of these companies.

     In November 2000, the Company completed a Private Placement Offering of 930,000 shares of common stock, resulting in net proceeds of $687. On June
22, 1999, Medinex completed its initial public offering of 2,500,000 shares of common stock, resulting in net proceeds of $20,808.

     In 1999, subsequent to its June 1999 IPO, Medinex acquired seven companies. The Company paid total consideration of 2,549,286 shares of Medinex common stock and $1,105 cash to acquire the outstanding stock of these companies.

     For the years ended December 31, 2001 and 2000, cash used in operating activities was $68 and $7,403, respectively. Cash used in operating activities consisted mostly of funding the Company's net operating losses.

     Capital expenditures for 2001 and 2000, consisted primarily of the three acquisitions in 2000, and the purchase of additional computer equipment. Total acquisitions of property and equipment for the years ended December 31, 2001 and 2000, were $3 and $776, respectively.

     During 2000, the Company paid $863 for acquisitions net of any cash acquired. The proceeds from the sale of the political divisions operations was $1,150, while Pinnacle operations were $325. Furthermore, the Company recognized cash used by discontinued operations of $1,327 and $7,164, respectively for the years 2001 and 2000.

     For the year ended December 31, 2001, cash provided by financing activities of $539 was primarily due to Medinex's private placement offerings. For the year ended December 31, 2000, cash provided by financing activities of $843 was primarily due to Medinex's private placement offering.

     Management is very focused on cash flows and is evaluating a variety of outside financing alternatives with the appropriate consideration given to stockholder dilution to cover not only the working capital deficit, but also long-term financing needs. There are also opportunities for other business combinations, acquisitions, and divestitures that offer potential cash infusions to Medinex.

     At the same time, management has reduced monthly expenses and implemented strict expense policies and procedures to control expenses going forward, including the sale of the Political division. The Company has reduced headcount in operations and general and administrative functions. Headcount totaled 13 at December 31, 2001, which represents a reduction of 93% from a high of 182 during the first half of 2000.

     Medinex estimates that its current cash balance will not be sufficient to fund its operations, working capital, capital expenditures, and business growth through the year 2002. The Company will be required to obtain additional sources of financing in the year 2002 to continue its operations. At its current stage of business development, Medinex's quarterly revenues and results of operations may be materially affected by, among other factors, development and introduction of products, time to market, market acceptance, demand for Medinex's products, the effects of competition, and general economic conditions. There can be no assurance that Medinex will be sufficiently funded during 2002 and therefore the independent auditors have indicated substantial doubt about the Company's ability to continue as a going concern in their report on the financial statements. At this time, Medinex has no established lines of credit.


Product and Marketing Strategy

     The Medinex product and marketing strategy includes two integrated Internet solutions for the healthcare marketplace: MedMarket.com and Medinex Office.


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


2. Medinex Office and MxMail

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


     An important component of our Medinex Office solution is our new MxMail Messaging product. The system makes it very easy for healthcare professionals to send and receive encrypted messages (email, medical records, lab results) using their existing email accounts. It also enables convenient, secure and Health Insurance Portability and Accountability Act (HIPAA)-compliant doctor-to-patient email communication.


     To date, software application revenue has been nominal.

To the Board of Directors
Medinex Systems, Inc.
Post Falls, Idaho


                          INDEPENDENT AUDITOR'S REPORT


     We have audited the accompanying consolidated balance sheet of Medinex Systems, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medinex Systems, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $4,727,165 during the year ended December 31, 2001, and as of that date, had a working capital deficiency of $2,494,181. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington


March 15, 2002

Item 7. FINANCIAL STATEMENTS

                    MEDINEX SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)




                                                                             As of December 31,
                                                                         ---------------------------
                                                                             2001           2000
                                                                         ------------   ------------
                                                                                          Restated
                               ASSETS
Current assets:
 Cash and cash equivalents ...........................................    $     177      $     117
 Restricted Cash .....................................................           52
 Accounts receivable, net of allowance for doubtful accounts .........           39            164
 Unbilled receivables ................................................            5            136
 Inventory ...........................................................           --             --
 Prepaid expenses and other current assets ...........................           74             47
                                                                          ---------      ---------
   Total current assets ..............................................          347            464
Property and equipment, net ..........................................          248            998
Investments ..........................................................            3             99
Intangible assets, net ...............................................          289            922
Other assets .........................................................            4             17
Net assets of discontinued operations ................................           --          1,188
                                                                          ---------      ---------
   Total assets ......................................................    $     891      $   3,688
                                                                          =========      =========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable ....................................................    $   2,198      $   1,251
 Accrued compensation ................................................           44             --
 Other accrued expenses ..............................................          537            116
 Deferred revenue ....................................................           62            367
                                                                          ---------      ---------
   Total current liabilities .........................................        2,841          1,734
                                                                          ---------      ---------
Long-Term Liabilities:
 Notes Payable .......................................................          127             --
 Convertible debentures, net of discount .............................           63             --
                                                                          ---------      ---------
   Total long-term liabilities .......................................          190             --
                                                                          ---------      ---------
Net liabilities of discontinued operations ...........................           --             --
   Total liabilities .................................................        3,031          1,734
                                                                          ---------      ---------
Commitments and Contingencies (Notes 10 and 13)
Stockholders' equity
 Preferred stock, $0.01 par value, 3,500,000 shares authorized, no
   shares issued or outstanding ......................................           --             --
 Common stock, $.01 par value, 30,000,000 shares authorized,
   16,923,080 and 12,309,631, shares issued and outstanding at
   December 31, 2001 and 2000, respectively ..........................          169            123
 Additional paid-in capital ..........................................       43,844         43,264
 Accumulated other comprehensive income ..............................          (34)            --
 Accumulated deficit .................................................      (46,160)       (41,433)
                                                                          ---------      ---------
   Total stockholders' equity ........................................       (2,140)         1,954
                                                                          ---------      ---------
   Total liabilities and stockholders' equity ........................    $     891      $   3,688
                                                                          =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                    MEDINEX SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except share and per share amounts)




                                                                Year ended December 31,
                                                           --------------------------------
                                                                 2001             2000
                                                           ---------------   --------------
                                                                                Restated
Revenues:
Product sales ..........................................      $     24        $       555
Website development, consulting and other services .....           554              1,130
                                                              --------        -----------
Gross revenues .........................................           578              1,685
Sales discounts, returns and allowances ................            (6)               (75)
                                                              -----------     -----------
Revenues, net ..........................................           572              1,610
Cost of revenues:
Product sales ..........................................             9                330
Website development, consulting and other services .....           112                231
                                                              ----------      -----------
Total cost of Revenues .................................           121                561
                                                              ----------      -----------
Gross profit ...........................................           451              1,049
                                                              ----------      -----------
Operating expenses:
 General and administrative ............................         2,339              4,841
 Sales and marketing ...................................           325              4,020
 Research and development ..............................                              643
 Amortization and impairment of intangible assets ......           634              3,565
 Stock-based compensation ..............................           113                263
                                                              ----------      -----------
                                                                 3,335             13,332
                                                              ----------      -----------
Loss from operations ...................................        (2,694)           (12,283)
Interest income (expense), net .........................          (486)               388
                                                              ----------      -----------
Loss from continuing operations before income taxes.....        (3,370)           (11,724)
Provision for income taxes .............................            --                 --
                                                              ----------      -----------
Loss from continuing operations ........................        (3,370)           (11,724)
Preferred stock dividends earned .......................            --                 --
                                                              ----------      -----------
Net loss available to common stockholders from
 continuing operations .................................        (3,370)           (11,724)
Loss from discontinued operations ......................        (1,357)           (18,684)
                                                              ----------      -----------
Net loss available to common stockholders ..............      $ (4,727)       $   (30,408)
                                                              ==========      ===========
Comprehensive loss:
 Net loss available to common stockholders .............      $ (4,727)       $   (30,408)
 Unrealized gain (loss) on available for sale
   investments .........................................           (96)              (426)
 Reclassification adjustment for losses included in
   net loss ............................................            96                426
                                                              ----------      -----------
Total ..................................................      $ (4,727)       $   (30,408)
                                                              ==========      ===========
Basic and diluted net loss per common share:
 Net loss available to common stockholders from
   continuing operations ...............................      $   (.27)       $     (1.17)
 Discontinued Operations                                      $  (0.11)       $     (1.17)
                                                              ==========      ===========
 Net loss available to common stockholders .............      $   (.38)       $     (2.72)
                                                              ==========      ===========
Basic and diluted weighted average shares
 outstanding ...........................................    12,438,896         11,205,194
                                                            ============      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     MEDINEX SYSTEMS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (dollars in thousands, except share data)

                                                                                                          ACCUMULATED
                                    COMMON STOCK      ADDITIONAL      STOCK                                  OTHER
                               --------------------    PAID IN    SUBSCRIPTIONS  WARRANTS   ACCUMULATED  COMPREHENSIVE
                                 SHARES     AMOUNT     CAPITAL      RECEIVABLE                (DEFICIT)      INCOME        TOTAL
                               ----------  --------  -----------  -------------  --------  ------------  ------------- ------------
Balance, December 31, 1999     10,743,483  $107,435  $41,079,965  $           -  $      -  $(11,025,000)       393,000 $ 30,555,400
Issuance of stock for
    services by the board          36,000       360      103,950              -         -             -              -      104,310
Exercise of stock options          48,900       489       36,630              -         -             -              -       37,119
Issuance of stock for
    businesses                    499,000     4,990    1,282,000              -         -             -              -    1,286,990
Issuance of stock in
    connection with stock
    purchase plan                  48,928       489       80,190              -         -             -              -       80,679
Issuance of stock for cash,
    net of issuance costs
    of $150,000                   933,320     9,333      681,000              -         -             -              -      690,333
Unrealized loss on marketable
    equity securities                   -         -            -              -         -             -       (393,000)    (393,000)
Net loss for the year ended,
    December 31, 2000                   -         -            -              -         -   (30,408,000)             -  (30,408,000)
                               ----------  --------  -----------  -------------  --------  ------------  ------------- ------------
Balance, December 31, 2000     12,309,631  $123,096  $43,263,735              -         -  $(41,433,000) $           - $  1,953,831
Issuance of stock as board
    of directors fees             418,853     4,189      114,304              -         -             -              -      118,493
Issuance of stock as
    financing fees                 82,360       824       33,767              -         -             -              -       34,591
Options exercised                  27,786       278        5,713              -         -             -              -        5,991
Issuance of common stock
    with debt                      75,000       750       14,250              -         -             -              -       15,000
Issuance of stock for cash
    less issuance cost of
    $44,000                     3,989,500    39,895      409,979        (34,200)   40,625             -              -      456,299
Employee stock purchase             4,950        50        1,287              -         -             -              -        1,337
Issuance of stock as
    sererance pay                  15,000       150        1,350              -         -             -              -        1,500
Net loss, December 31, 2001             -         -            -              -         -    (4,727,165)             -   (4,727,165)
                               ----------  --------  -----------  -------------  --------  ------------  ------------- ------------
                               16,923,080  $169,231  $43,844,385  $     (34,200) $ 40,625  $(46,160,165) $           - $ (2,140,124)
                               ----------  --------  -----------  -------------  --------  ------------  ------------- ------------


The accompanying notes are an integral part of these consolidated financial statements.

                    MEDINEX SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)




                                                                       Year Ended          Year Ended
                                                                      December 31,        December 31,
                                                                          2001                2000
                                                                    ----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ........................................................         $ (4,727)          $ (30,408)
Adjustments to reconcile net loss
 to net cash provided by operating activities:
   Loss from discontinued operations ............................            1,357              18,684
                                                                      ------------       -------------
   Loss from continuing operations ..............................           (3,370)            (11,724)
   Issuance of stock in exchange for services ...................              118                  --
   Non-cash based stock compensation ............................                2                 263
   Issuance of stock in exchange for financing fees .............               35                  --
   Depreciation and amortization ................................              986               2,042
   Amortization of discount on debenture ........................                3                  --
   Loss on sale of property and equipment .......................              164                  --
   Impairment of intangibles ....................................              102               2,031
   Loss on permanent impairment of investments ..................               96                 426
   Deposits used for operating expenses .........................               13                  --
 Changes in assets and liabilities:
   Accounts receivable and unbilled receivables, net ............              256                (243)
   Inventory ....................................................               --                (153)
   Prepaid expenses and other current assets ....................              (27)                154
   Other assets .................................................               13                  69
   Restricted cash ..............................................              (53)                 --
   Accounts payable .............................................              820                 127
   Accrued compensation and other accrued liabilities ...........              466                (715)
   Deferred revenue .............................................             (305)                320
                                                                      ------------       -------------
      Net cash provided (used) by operating activities ..........             (681)             (7,403)
                                                                      ------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment ............................               (3)               (776)
 Proceeds from sale of property and equipment ...................               57                  --
 Acquisition of businesses, net of cash acquired ................               --                (863)
 Proceeds from sale of discontinued operations ..................            1,475                  --
 Investment in discontinued operations ..........................           (1,327)             (7,164)
                                                                      ------------       -------------
      Net cash provided (used) by investing activities ..........              202              (8,803)
                                                                      ------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowing ........................................               60                  --
 Proceeds from issuance of employee stock purchase plan .........               --                  79
 Proceeds from issuance of debentures ...........................                1                  --
 Proceeds from exercise of stock options ........................                6                  74
 Proceeds from issuance of stock and warrants ...................              471                 690
                                                                      ------------       -------------
      Net cash provided (used) by financing activities ..........              538                 843
                                                                      ------------       -------------
      Net (decrease) in cash and cash equivalents ...............               60             (15,363)
Cash and cash equivalents at beginning of year ..................              117              15,480
                                                                      ------------       -------------
Cash and cash equivalents at end of year ........................     $        177       $         117
                                                                      ============       =============
Supplemental Cashflow Disclosures:
 Interest paid ..................................................     $         --       $           5
                                                                      ------------       -------------
 Income taxes paid ..............................................               --                  --
Non-cash Transactions:
 Stock issued as financing fees .................................     $         35       $          --
 Stock issued as directors' fees ................................              118                  --
 Stock issued as compensation ...................................                2                 263
 Stock issued with debt .........................................               15                  --

                    MEDINEX SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001
            (Dollars in thousands, except share and per share data)

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

     Medinex acquired and operated Pinnacle MedSource, Inc., a medical distribution company, from May 26, 2000 until September 6, 2001. This subsidiary was sold in September 2001. (See NOTE 3).

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

                    Basis of Presentation and Going Concern

     The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At December 31, 2001 the Company has a working capital deficit of $2,494, an accumulated deficit of $46,160 and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Continuation of the Company is dependent on achieving sufficiently profitable operations and obtaining additional financing. Management recently sold its Political division and Pinnacle MedSource, Inc. for cash, is attempting to raise additional capital from various sources and is beginning to distribute its new software product, Medinex Office (See NOTE 3). However, there can be no assurances that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

     Certain consolidated financial statement amounts have been reclassified to conform to the 2001 presentation. These reclassifications had no effect on the net loss, comprehensive loss or accumulated deficit as previously reported.

     The Political division's and Pinnacle Medsource Inc.'s results are reported as discontinued operations in the consolidated financial statements for all periods presented. The assets and liabilities of the these entities have been reported in the consolidated balance sheet as net assets of discontinued operations. These entities were acquired in 1999 and 2000 and were disposed of during 2001.

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


                           Estimates and Assumptions

     The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.



                               Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Medinex places its cash and cash equivalents with institutions of high credit-worthiness. At times, such investments may be in excess of the federal insurance limit.


                                   Inventory

     Inventories are stated at the lower of average cost or net realizable value and consist entirely of medical supplies of the Company's subsidiary, Pinnacle MedSource, Inc.


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


                               Intangible Assets

     Intangible assets consist primarily of customer base and goodwill related to acquisitions accounted for under the purchase method of accounting. Amortization of these purchased intangibles is provided on the straight-line basis over the respective useful lives of the assets, primarily three years. The Company identifies and records impairment losses on intangible and other assets when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the regulatory or business climate and projected undiscounted future cash flows from the respective asset. As of December 31, 2000, intangible assets consisted of the following:

                                                       2001          2000
                                                   -----------   -----------
       Assembled workforce .....................   $      -0-     $    115
       Customer base ...........................         115           115
       Goodwill ................................       3,888         2,202
                                                   ---------      --------
                                                       4,003         2,432
       Less: Accumulated amortization ..........      (3,715)       (1,510)
                                                   ---------      --------
                                                    $    288      $    922
                                                   =========      ========

     During the fourth quarter 2001, management determined the intangible assets would not be fully recovered. Based on an estimated future cash flows analysis, Medinex has taken a charge of $480 in its statement of operations for the year ended December 31, 2001 reflecting this impairment of the intangibles.



                             Compensated Absences

     Employees of the Company are entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service and other factors. Liabilities of $26 and $18 for compensated absences accrued have been recorded in the accompanying financial statements at December 31, 2001 and 2000, respectively.


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


                               Advertising Costs

     The cost of advertising is expensed as incurred. During the periods ending December 31, 2001 and 2000, the Company incurred advertising expense of $6 and $365, respectively.


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


                       Basic and Diluted Loss Per Share

     In accordance with SFAS No. 128, "Computation of Earnings Per Share," basic earnings (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. Due to the losses in 2001 and 2000, potentially dilutive securities were excluded form the calculation of diluted earnings (loss) per share as they were antidilutive. Therefore, there was no difference in the calculation of basic and diluted earnings (loss) per share in 2001 and 2000.


                       Recent Accounting Pronouncements

Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discounted operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at December 31, 2001.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at December 31, 2001.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On December 31, 2001 the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 is expected to result in an increase in net income of approximately 153,596 in fiscal 2002. The Company is currently evaluating the impact of the transitional provisions of the statement.

     In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

Derivative Instruments

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 130"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

     If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

     Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

     At December 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. The Company believes its revenue recognition practices are in conformity with the guidelines prescribed in SAB No. 101.

     In March 2000, the FASB issued FASB Interpretation Number 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 clarifies the application of Accounting Principles Board Opinion 25 for only certain issues. This interpretation was effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occurred after either December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation were recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 did not have a material affect on the Company's financial position or results of operations for the year ended December 31, 2001.


Note 3--Acquisitions and Divestitures


                                 Acquisitions

     During 1999 and 2000, the Company acquired the following significant acquisitions, most of which were subsequently disposed of during 2001.

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

     In connection with the acquisitions in 2000, net assets acquired were as follows:



  Cash .............................    $   48
  Accounts receivable ..............       371
  Inventory ........................       179
  Property and equipment ...........         6
  Other assets .....................         2
  Liabilities ......................      (526)
                                        ------
                                        $   80
                                        ======

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

     In connection with the acquisitions in 1999, net assets acquired were as follows:



  Cash .............................    $   57
  Accounts receivable ..............        33
  Property and equipment ...........       131
  Other assets .....................        32
  Liabilities ......................      (873)
                                        ------
                                        $ (620)
                                        ======

                                 Divestitures

     In an agreement which was later rescinded, Medinex sold the following assets ("Assets") to Politics.com, Inc., a Delaware corporation ("Politics.com"): all of the issued and outstanding stock of Raintree Communications Corporation, Public Disclosure, Inc., Net.Capitol, Inc., and U.S. Congress Handbook, Inc., along with certain other political-related assets, in exchange for 40,100,000 shares of common stock of Politics.com. Politics.com is a developer of Internet-based products and services for public affairs and political organizations. In order to effectuate the sale of the Assets to Politics.com, the parties entered into an Asset Purchase Agreement dated as of July 14, 2000 (the "Purchase Agreement"). The transaction contemplated by the Purchase Agreement is hereinafter referred to as the "Transaction."

     In October 2000, but effective as of July 26, 2000, Medinex and Politics.com, entered into an Agreement (the "Agreement") to void the Transaction ab initio (that is, at its inception), with the effect that Medinex remains the owner of all of the Assets, and the 40,100,000 shares of common stock of Politics.com issuable to Medinex in the Transaction are restored to the status of authorized but unissued shares. In addition, the Purchase Agreement and all documents executed or delivered in connection therewith were terminated ab initio.


     Pursuant to the Agreement, in order to restore the parties to their respective positions immediately prior to the execution of the Purchase Agreement Medinex was to be responsible for substantially all liabilities incurred by Politics.com after July 26, 2000 until the closing of the transaction contemplated by the Agreement (the "Closing"), paid the cash portion of certain settlements at the Closing in the amount of $52,217 and paid $75 at the Closing to Politics.com's legal counsel for fees and expenses incurred to date, and host and provide basic maintenance of the "Politics.com" website for up to 6 months; and Politics.com was to pay to Medinex an amount equal to 50% of the amount by which the net proceeds from the sale of the "politics.com" URL and related technology exceed $500, and issue to Medinex at the Closing 100,000 shares of its common stock. Medinex did not receive the stock or any other proceeds under this agreement.


     In August 2000, Medinex sold substantially all of the assets of Interlink to the previous owner for $10 which approximated the net book value of the assets of Interlink. Based on an estimated future cash flows analysis, Medinex has taken a charge of approximately $639 and $1,392 reflecting the impairments of the intangibles for Interlink and the Bookstore, respectfully.


     On February 13, 2001, Medinex sold substantially all of the assets of its Political division, which included the assets of its subsidiary corporations, Raintree Communications Corporation, Public Disclosure, Inc., Net.Capitol, Inc., and U.S. Congress Handbooks, Inc., along with certain other political-related assets and liabilities, to Votenet Solutions, Inc. ("Votenet") in exchange for cash consideration of $1,150,000 and an option by one of Votenet's shareholders to purchase 3,448,276 shares of the Company's common stock for $0.29 per share and 3,448,276 shares of the Company's common stock for $0.61 per share. This option was not exercised and expired in 2001. Votenet, a Delaware corporation, was established for the purpose of this acquisition and will continue servicing the political and public policy communities formerly served by Medinex. The assets were sold to Votenet pursuant to an Asset Purchase Agreement dated as of February 13, 2001. These assets and the revenues previously derived from them were substantially all of the operations of the Company's Political segment for financial reporting purposes.


     On September 6, 2001, Medinex Systems, Inc., formerly known as Netivation.com, Inc. ("Medinex"), sold substantially all of the assets of its subsidiary, Pinnacle Medsource, Inc., a Delaware corporation ("Pinnacle"), in exchange for cash consideration of $325. Anne Holcombe & Associates, Inc., a Georgia corporation ("Purchaser"), was established by the Purchaser, for the purpose of this acquisition and will continue servicing the medical communities formerly served by Pinnacle. The assets were sold to Purchaser pursuant to an Asset Purchase Agreement dated as of August 30, 2001. These assets and the revenues previously derived from them were substantially all of the operations of Pinnacle's wholesale medical equipment supply and distribution business for financial reporting purposes.

Note 4--Property and Equipment

     The major components of property and equipment at December 31, 2001 and 2000 are as follows:




                                                                      2001       2000
                                                                   ---------   --------
       Furniture and fixtures ..................................    $   83      $  361
       Vehicles and Equipment ..................................        57          37
       Computer equipment and software .........................       623       1,142
       Leasehold Improvements ..................................        --          95
                                                                    ------      ------
                                                                       763       1,635
       Less accumulated depreciation and amortization ..........      (515)       (637)
                                                                    ------      ------
        Net carrying value .....................................    $  248      $  998
                                                                    ======      ======

     Depreciation expense for the years ending December 31, 2001 and 2000 was $454 and $479, respectively.


Note 5--Investments

     At December 31, 2001 and 2001, investments in available for sale securities were as follows:




                                                   2001        2000
                                                 --------   ---------
       Amortized cost basis ..................    $  525     $  525
       Unrealized gain .......................        --         --
       Other than temporary decline ..........      (522)      (426)
                                                  ------     ------
       Fair market value .....................    $    3     $   99
                                                  ======     ======

     At December 31, 2001, the Company evaluated the investment and determined it was more likely than not that a recovery of the market value of the investment was remote. Therefore the Company reflected the decline in the statement of operations.


Note 6--Federal Income Taxes

     The Company did not provide an income tax benefit for any of the periods presented because it has experienced operating losses since inception. The Company's total tax net operating loss carry forwards were approximately $30 million at December 31, 2000 which expire between 2012 and 2020. The significant components of the deferred tax asset at December 31, 2000 and 2001, were as follows:




                                                        2001           2000
                                                    ------------   ------------
Net operating loss carry forward ................    $  14,583      $   8,525
Stock compensation ..............................          651            653
Amortization of intangibles and other ...........          128          4,577
                                                     ---------      ---------
Deferred tax asset ..............................       15,362         13,755
Deferred tax asset valuation allowance ..........      (15,362)       (13,755)
                                                     ---------      ---------
                                                     $      --      $      --
                                                     =========      =========

     Medinex recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized principally due to the expiration of net operating losses and tax credit carryforwards. The valuation allowance on deferred tax assets increased by $1,607 and $10,341 during 2001 and 2000, respectively.

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


                               Promissory Notes

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

     On August 3, 2001 Medinex completed a Private Placement Offering (the Offering) in which Medinex borrowed $75 from an accredited investor. Medinex agreed to repay the loan, plus interest of 12% per anum, on August 3, 2003. The holder of the note also received 75,000 shares of Medinex common stock (see NOTE
8). The common stock was issued without registering the stock under the Exchange Act. The securities offered under the private placement are exempt from registration requirements for public offerings under Regulation D or other applicable exemptions from registration promulgated under the Securities Act of 1933 and applicable state securities laws and regulations. The proceeds from the Offering were used for working capital. The stock issued was valued at $15 with the resulting discount on the debenture being amoritized as interest expense over two years. As of December 31, 2001, the unauthorized discount was 12.

     In 2001 Medinex completed Private Placement Offerings with Accounts Payable vendors, converting the payable balances to debentures. The debentures are due to be paid by Medinex in August, 2003, and bear interest of 12% per annum. The total of notes is $126,712.06. The Company issued 82,360 shares of common stock valued at $35 to these vendors. See NOTE 8.


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


                                 Common Stock

     At December 31, 2001 and 2000, the Company has authorized 30,000,000 shares of $.01 par value common stock, respectively.

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

     On August 3, 2001 Medinex completed a Private Placement Offering (the Offering) in which Medinex borrowed $75,000 from an accredited investor. Medinex agreed to repay the loan, plus interest of 12% per anum, on August 3, 2003. The holder of the note also received 75,000 shares of Medinex common stock. The common stock was issued without registering the stock under the Exchange Act. The securities offered under the private placement are exempt from registration requirements for public offerings under Regulation D or other applicable exemptions from registration promulgated under the Securities Act of 1933 and applicable state securities laws and regulations. The proceeds from the Offering were used for working capital.

     On November 6, 2001 Medinex initiated a Private Placement Offering (the Offering) in which Medinex could sell 4,200,000 shares of common stock to accredited investors. The common stock was issued without registering the stock under the Exchange Act. The securities offered under the private placement are exempt from registration requirements for public offerings under Regulation D or other applicable exemptions from registration promulgated under the Securities Act of 1933 and applicable state securities laws and regulations. The Company sold 3,677,000 shares of common stock in this private placement before December 31, 2001. The total price of these shares was $400, which includes $44 in issuance costs and expenses in connection with this offering.

     On May 22, 2001 Medinex completed a Private Placement Offering (the Offering) in which Medinex offered for sale 312,500 units to accredited investors. Each unit consisted of one share of Medinex common stock and one warrant to purchase one share of common stock at $.85. The common stock was issued without registering the stock under the Exchange Act. The securities offered under the private placement are exempt from registration requirements for public offerings under Regulation D or other applicable exemptions from registration promulgated under the Securities Act of 1933 and applicable state securities laws and regulations. The holders of the shares of Medinex common stock obtained upon exercise of the warrants will have certain registration rights with regard to such common stock. The total price for the units sold by Medinex in this Offering was $100,000. The proceeds from the Offering were used for working capital.

     The Company also issued 418,853 shares of common stock with a fair market value of $118 as Board of Directors fees; 82,360 common stock shares with a fair market value of $35 as financing costs; 15,000 shares of common stock with a fair market value of $2 as severance compensation; 27,786 common stock options were exercised at $6 and 4,950 shares of common stock were issued from the employee stock purchase plan.


                              Stock Option Plans

     In July 1998, the stockholders and Board of Directors approved a Nonqualified Stock Option and Restricted Stock Plan. In March 1999, the Company amended and restated this plan as the 1999 Equity Incentive Plan (the "Plan"). The Board of Directors has the authority to determine all matters relating to incentive and non-qualified stock options and restricted stock to be granted under the Plan, including the selection of individuals to be granted options, number of shares to be subject to each option, the exercise price and the term and vesting period, if any. Options generally vest over periods ranging up to five years and have lives up to ten years from the date of grant. Options outstanding at December 31, 2001 and 2000 have an average remaining contractual life of seven and eight years, respectively. At December 31, 2001 and 2000, exercise prices ranged from $0.19 to $10.00 and $0.50 to $10.00 per share, respectively.

     In January 2000, the Plan was amended to adjust the calculation of the increase in the share reserve as of January 1 of each year. The amended plan allows for the adjustment of the share reserve to include 15% of the aggregate of (i) the total shares issued and outstanding as of January 1 and (ii) the total shares Medinex is obligated to issue as of January 1. The Company has reserved a total of 1,617,155 shares of common stock for issuance to its stock option holders under the plan and has 146,680 shares remaining in the Plan available for future grant as of December 31, 2000. The Company has elected not to update this plan in 2001 or the first quarter of 2002. The estimated increase for 2001 is 229,715 shares as of December 31, 2001.

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

     The following table summarizes the Company's stock option activity:




                                                     2001                    2000
                                           ------------------------ ----------------------
                                                          Weighted                Weighted
                                                           Average                Average
                                                          Exercise                Exercise
                                              Options       Price      Options     Price
                                           ------------- ---------- ------------ ---------
Outstanding, beginning of period .........   1,934,734    $  0.66      902,725    $  4.75
Granted ..................................     336,080       0.23    1,411,379       2.99
Exercised ................................      10,000       0.19       52,220       0.77
Canceled .................................     869,059       2.94      327,150       5.68
Outstanding, end of period ...............     391,755       3.35    1,934,734       3.34
Exercisable at end of period .............     763,928       3.49      715,172       3.91

     The following table summarizes information about all stock options, including those issued outside of the Plan, outstanding at December 31, 2001:




                                       Options Outstanding                  Options Exercisable
                            ------------------------------------------   -------------------------
                                               Weighted      Weighted       Weighted      Weighted
                              Remaining        Average        Average       Average       Average
         Range of               Number       Contractual     Exercise        Number       Exercise
     Exercise Prices         Outstanding         Life          Price      Outstanding      Price
-------------------------   -------------   -------------   ----------   -------------   ---------
$ 0.03 - $ 1.00 .........       721,213     6.3              $  0.27        357,783       $  0.21
  1.01 -   3.00 .........       159,492     5.7                 1.81         87,867          2.36
  3.01 -  10.00 .........       511,050     7.9                 8.16        318,278          7.55
                                -------                                     -------       -------
 Total ..................     1,391,755                                     763,928         10.12
                              =========                                     =======

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

     The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation expense been recognized on stock options issued based on the fair value of the options at the date of grant and recognized over the vesting period, the Company's net loss would have been increased to the pro forma amounts indicated below:




                                               December 31,
                                        ---------------------------
                                            2001           2000
                                        -----------   -------------
     Net Loss:
       As reported ..................      (4,786)      $ (30,408)
       Pro forma ....................         (30)        (32,606)
     Basic and diluted loss per share
       As reported ..................    $  (0.38)      $   (2.71)
       Pro forma ....................       (0.38)        (  2.91)

     The weighted average grant date fair value of options granted in 2001 and 2000 was $0.12 and $2.99, respectively. The fair value of each option was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:




                                                      2001          2000
                                                  ------------   ----------
     Expected dividend yield ..................     0.00%          0.00%
     Expected stock price volatility ..........   122.66%        128.63%
     Risk-free interest rate ..................      5.0%          5.24%
     Expected life of options .................   1-10 years     10 years

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

     During the year ending December 31, 2001 and 2000 the Company issued 4,950 and 48,952,000 shares to employees under the Purchase Plan, respectively.

                              Board Compensation

     In September 2000, the Compensation Committee agreed that each non-employee director would receive stock as payment for their services as a board of director in lieu of cash. Total stock and cash paid to Director's for services rendered in fiscal years 2001 and 2000 was 418,835 and 21,600 shares and $14 respectively.

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

     In February 2000, the Compensation Committee agreed that each non-employee director would receive a stock option grant for 10,000 shares of common stock for his or her efforts in assisting Medinex with its Initial Public Offering. The exercise price for these shares is $6.31, the fair market value of the stock as of January 3, 2000. These stock options are fully vested.

     In 2001, Medinex issued 418,853 shares of unregistered common stock to its non-employee directors for services rendered by the board of directors for the year 2001. Each non-employee director receives a quarterly retainer of $7,500 payable in shares of authorized capital stock based on the market value on the last trading day of each calendar quarter. Such shares are restricted under all applicable state and federal securities laws. No additional fees are paid to directors for meetings attended or chaired. Additionally, on his election to the Board on May 22, 2001, R. Scot Haug received an initial grant of 20,000 shares of restricted capital stock.


                                Stock Warrants

     In connection with the Company's initial public offering, the Company agreed to issue warrants to purchase 250,000 shares of common stock at $16.50 per share. At December 31, 2000 there were 250,000 warrants outstanding. The warrants expire in 2004.

     In connection with the Private Placement Offering the Company issued warrants to purchase 930,000 shares of common stock at $1.90 and 930,000 shares of common stock at $5.00. All of these warrants, which expire in 2005, were outstanding at December 31, 2000. (See NOTE 8).

     In May 2000, the Board of Directors authorized the issuance of warrants to purchase 140,000 shares of common stock for consulting services performed by third parties. At December 31, 2000, the warrants which were issued in 2001.

     In connection with an advertising agreement, the Company issued warrants to purchase 50,000 shares of common stock at $6.31. The agreement was terminated in October 2000 and as a result, all warrants were also cancelled.

     In connection with a private placement offering, the Company issued 312,500 warrants to purchase one share of common stock at $0.85 per share and 241,700 warrants to purchase one share of common stock at $0.23 per share.


                         Reserved for Future Issuance

   The following common shares have been reserved for future issuance as of December 31, 2001:



  Employee stock options .................    2,620,514
  Employee stock purchase plan ...........      446,188
  Other options ..........................      200,000
  Warrants ...............................    2,804,200
                                              ---------
                                              6,070,902
                                              =========

Note 9--Related Party Transactions

     In 1999 the Company loaned an employee and the former principal shareholder of an acquired entity $133 pursuant to the business combination. The loan accrues interest at 6.25% per annum, with 23 equal payments and a final balloon payment of $108. In December 2000, the Company filed suit against the former principal shareholder for violation of the terms of the loan agreement and collection of the outstanding balance, including accrued interest. At December 31, 2000 the Company recorded a provision for bad debts against the entire amount outstanding and ceased accruing additional interest on the note.

     There were no related party transactions in 2001.


Note 10--Commitments


                                    Leases

     During 2001, prior to its move to 1200 Ironwood in Coeur D' Alene the company was located in the Riverbend development in Post Falls Idaho. The Company accrued its back rent through September 2001 and moved to its current location. See Note 13 commitments and contingencies.

     The Company has entered into non-cancelable operating lease agreements involving equipment and facilities through the year 2001. Rent expense totaled $133 and $582 for the years ended December 31, 2001 and 2000, respectively.

     The Company leased office space in Coeur D'Alene Idaho for two years beginning August 1, 2001 and terminating on July 31, 2003. The monthly rent began at $600 per month at August 2001, and increased by $50 per month until December 2001 at which time the rent was $800 per month. Beginning in January 2002, the rent increases by $100 per month to a maximum of $1,000 per month. The Company paid $1,200 as a security and cleaning deposit. The company also leases one additional office in the same building for $220 per month.

     An officer of the Company leases an apartment in Celebration Florida. This is a one year lease that expires October 31, 2002. The monthly lease payment is $1,185. The company reimburses the officer for the monthly rent. This same officer leases an apartment in Phoenix Arizona. This is a six month lease which expires February 28, 2002. The monthly rent is $1,089 and is reimbursed by the Company.

     Another officer of the Company leases office space in Phoenix Arizona on a month to month basis beginning December 2001 for $450 per month. The Company reimburses this rent to the officer.

     A third officer and the Company jointly leased a house in Cave Creek, Arizona on a six month lease. The monthly lease payment is $2,400 per month. This lease expires June 2002.

     The Company has entered into non-cancelable operating lease agreements involving equipment and facilities through the year 2001. Rent expense totaled $133 and $582, for the years ended December 31, 2001 and 2000, respectively.


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


Note 12--Employee Benefit Plans

     The Company does not have an employee's 401(k) or any other qualified benefits plan.


Note 13--Contingencies


                               Legal Proceedings

     Riverbend #1, LLC ("Riverbend") filed a complaint against Medinex on September 26, 2001 in Kootenai County, Idaho, as Case No. CV-01-6248. Riverbend was seeking an amount in excess of $340,000.00 for unpaid rent under a written lease for office space located in Post Falls, Idaho. Subsequent to the filing of this action, Medinex located a replacement tenant for the office space. Riverbend filed a motion for summary judgment on December 20, 2001, seeking judgment against Medinex in the amount of $181,221.33. Medinex filed an opposition to Riverbend's motion and a hearing on the matter is scheduled for June 25, 2002.

     Advantage Human Resourcing, LP (Advantage) filed a complaint against Medinex in the Superior Court of the District of Columbia on January 5, 2001. Advantage alleged a breach of contract arising out of a real estate lease and sought damages of $145,443, plus costs and fees. Both parties agreed to settle the dispute for the sum of $100,000.00, all due and payable on July 1, 2002. However, Advantage subsequently refused to sign the settlement documents and Medinex filed a motion with the court to enforce the settlement agreement. On January 11, 2002, the court granted Medinex's motion and dismissed the case without prejudice based on the terms of the settlement agreement.

     Medinex filed an action against Oron Strauss, a beneficial owner of the Company, in the District Court of Kootenai County, Coeur d'Alene, Idaho on December 1, 2000. Medinex alleged a breach of contract for Mr. Strauss' failure to repay a promissory note, and sought the balance due on the promissory note of $136, plus costs and fees. Mr. Strauss filed a counterclaim against Medinex for unrelated claims. Mr. Strauss sought an unspecified sum, in excess of $10, in damages. On March 31, 2002, the parties reached a settlement on this case and stipulated to the dismissal of all claims and counterclaims in this action.


     Canon Communications, LLC ("Canon") filed a complaint against Medinex on September 18, 2001 in Ada County, Idaho, as Case no. CV OC 0106126D. Canon was seeking the sum of $12 for unpaid invoices plus attorney's fees and costs. Medinex objected to the place of venue. On or about November 12, 2001, the parties agreed to settle the case and Canon dismissed the action without prejudice.


     Stephen Miller, the former employee and general manager of Medinex's former subsidiary, Pinnacle Medsource, Inc., a Delaware corporation ("Pinnacle") served a complaint against Pinnacle and Medinex on July 25, 2001 as Civil Action No. 00VS006161-E in Fulton County, State of Georgia. Miller alleges a breach of his employment contract with Pinnacle and Medinex and is seeking in excess of $125,000. Medinex denies any liability for the claim and the case is still pending.


     The Company has accrued $375 of a potential $750 contractual obligation for a contract servicing its former political division. Due to non-performance by the other party, the full amount of the contract is not expected to be paid. Therefore; at December 31, 2001, the Company's best estimate of the total amount that will be due under the contract is $375.


     From time to time the Company is subject to various legal proceedings that arise in the ordinary course of business. Although the Company cannot predict the outcome of these proceedings with certainty, the Company does not believe that the disposition of these matters will have a material adverse affect on its financial position, results of operations or cash flows.


                                Other Litigation


     The Company is not aware of any other filed litigation against it or its subsidiaries. However, there remains a possibility of litigation against Medinex and its subsidiaries by creditors.

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




Name                            Age                        Position
----------------------------   -----   -----------------------------------------------
Anthony J. Paquin ..........   43      Chairman of Board of Directors, President and
                                       Chief Executive Officer
Colin Christie .............   43      Secretary of Board of Directors, Director, and
                                       Chief Operating Officer
David C Paquin .............   47      Chief Financial Officer
Donna L. Weaver ............   58      Director
Dr. Robert Gober ...........   49      Director
R. Scot Haug ...............   55      Director

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

10.1 Content License Agreement; incorporated by reference to Exhibit 10.2 to the Registrant's Form 10QSB filed May 12, 2000 (Commission File No. 000-26337).

10.2      1999 Equity Incentive Plan, as amended; incorporated by reference to
          Exhibit 99.1 to the Registrant's Form S-8 filed March 17, 2000 (Commission File No. 000-26337).

10.3 Non-Qualified Stock Plan; incorporated by reference to Exhibit 10.4 to the Registrant's Form 10KSB filed March 30, 2000 (Commission File No. 000-26337).

21.1     List of Subsidiaries of Registrant

23.1     Consent of Williams and Webster, P.S.

99.1     Letter to Shareholders


(b) Reports on Form 8-K.

     Registrant's Form 8-K filed February 12, 2001, as amended (Commission File No. 000-26337):

     Registrant's Form 8-K filed February 27, 2001, as amended (Commission File No. 000-26337):

     Registrant's Form 8-K filed September 22, 2001, as amended (Commission File No. 000-26337):

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




                                        Medinex Systems, Inc.
                                        Registrant




Date: April 3, 2002                   By: /s/ Anthony J. Paquin
                                          -----------------------------
                                          Anthony J. Paquin
                                          President, Chief Executive Officer,
                                          and Chairman of the Board of Directors




     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                         Title                      Date
--------------------------   ---------------------------------   --------------
/s/ Anthony J. Paquin        President, CEO, and Chairman of     April 3, 2002
---------------------        the Board


/s/ David C. Paquin          Chief Financial Officer             April 3, 2002
----------------------

/s/ Colin Christie           Chief Operating Officer             April 3, 2002
-----------------------
                             Secretary of the Board

/s/ Dr. Robert Gober         Director                            April 3, 2002
-----------------------

/s/ R. Scot Haug             Director                            April 3, 2002
------------------------

/s/ Donna L. Weaver          Director                            April 3, 2002
------------------------
