Form 10KSB/A
period 2001-12-31
MEDINEX SYSTEMS INC
filed 2002-04-25
CIK 1054709

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                  FORM 10-KSB/A
                                 FIRST AMENDMENT

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


         1200 West Ironwood Drive, Suite 309, Coeur d'Alene, ID 83814
                                (208) 415-0170
(Address and telephone number of principal executive offices and principal place of business)

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

     Transitional Small Business Disclosure Format: Yes  [ ]  No  [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

THE FOLLOWING FILING IS AMENDED FOR NUMEROUS TYPOS FROM AN INAPROPRIATE FILE
COPY


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


     The Company leased office space in Coeur d' Alene, Idaho for two years beginning August 1, 2001 and terminating on July 31, 2003. The monthly rent began at six hundred dollars per month at August 2001, and increased by fifty dollars per month until December 2001 at which time the rent was eight hundred dollars per month. Beginning in January 2002, the rent increases by one hundred dollars per month to a maximum of one thousand dollars per month. The Company paid one thousand, two hundred dollars as a security and cleaning deposit. The Company also leases one additional office in the same building for two hundred, twenty dollars per month.

     An officer of the Company leases an apartment in Celebration Florida. This is a one-year lease that expires October 31, 2002. The monthly lease payment is one thousand, one hundred eighty-five dollars. The Company reimburses the officer for the monthly rent. This same officer leases an apartment in Phoenix Arizona. This is a six-month lease, which expires February 28, 2002. The monthly rent is one thousand, eighty-nine dollars and is reimbursed by the Company.

     Another officer of the Company leases space in Phoenix Arizona on a month-to-month basis beginning December 2001 for four hundred and fifty dollars per month. The Company reimburses this rent to the officer.

     A third officer and the Company jointly leased a house in Cave Creek, Arizona on a six-month lease. The monthly lease payment is two thousand, four hundred dollars per month. This lease expires June 2002.



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


Item 3. LEGAL PROCEEDINGS


Legal Proceedings


     Riverbend #1, LLC ("Riverbend") filed a complaint against Medinex on September 26, 2001 in Kootenai County, Idaho, as Case No. CV-01-6248. Riverbend was seeking an amount in excess of $340 for unpaid rent under a written lease for office space located in Post Falls, Idaho. Subsequent to the filing of this action, Medinex located a replacement tenant for the office space. Riverbend filed a motion for summary judgment on December 20, 2001, seeking judgment against Medinex in the amount of $181. Medinex filed an opposition to Riverbend's motion and a hearing on the matter is scheduled for June 25, 2002.

     Advantage Human Resourcing, LP (Advantage) filed a complaint against Medinex in the Superior Court of the District of Columbia on January 5, 2001. Advantage alleged a breach of contract arising out of a real estate lease and sought damages of $145, plus costs and fees. Both parties agreed to settle the dispute for the sum of $100, all due and payable on July 1, 2002. However, Advantage subsequently refused to sign the settlement documents and Medinex filed a motion with the court to enforce the settlement agreement. On January 11, 2002, the court granted Medinex's motion and dismissed the case without prejudice based on the terms of the settlement agreement.

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


     Stephen Miller, the former employee and general manager of Medinex's former subsidiary, Pinnacle Medsource, Inc., a Delaware corporation ("Pinnacle") served a complaint against Pinnacle and Medinex on July 25, 2001 as Civil Action No. 00VS006161-E in Fulton County, State of Georgia. Miller alleges a breach of his employment contract with Pinnacle and Medinex and is seeking in excess of $125. Medinex denies any liability for the claim and the case is still pending.



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


     As of December 31, 2001 Medinex had 16,923,080 shares outstanding.


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

Related Stockholders Matters


     On June 22, 1999, Medinex's Registration Statement on Form SB-2 covering the offering of 2,500,000 shares of Medinex's Common Stock, Commission file number 333-74569 was declared effective. The offering commenced on June 23, 1999, and terminated upon the sale of all 2,500,000 shares of Medinex common stock. The offering was managed by EBI Securities Corporation and Millennium Financial Group, Inc. The total price to the public for the shares offered and sold by Medinex was $25,000. The amount of expenses incurred by Medinex in connection with the offering was as follows:





     Underwriting discounts and commissions. .........    $2,625
     Finders fees ....................................       136
     Expenses paid to or for the Underwriter .........     1,431
                                                          ------
       Total expenses ................................    $4,192
                                                          ======


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


     The net proceeds of the offering to Medinex (after deducting the Underwriter's discounts and commissions and offering expenses) was $20,808. From the settlement date, the net proceeds have been used in the following manner, in the following reasonably estimated amounts:

    o Acquisition of other businesses: $1,912

    o Loan to Oron Strauss, Votenet General Manager: $133

    o Working Capital: $19,820

     On November 15, 2000 Medinex completed a Private Placement Offering (the Offering) in which Medinex sold 930,000 units to accredited investors. Each unit consisted of one share of common stock of Medinex, a warrant to purchase one share of common stock of Medinex at a purchase price of $1.90 per share and a warrant to purchase one share of common stock at $5.00 per share. The common stock was sold without registering the stock under the Exchange Act. The securities offered under the private placement are exempt from registration requirements for public offerings under Regulation D or other applicable exemptions from registration promulgated under the Securities Act of 1933 and applicable state securities laws and regulations. The holders of the shares of Medinex common stock obtained upon exercise of the warrants will have certain registration rights with regard to such common stock. The Offering was managed by Global Capital Securities Corporation. The total price for the units sold by Medinex was $837. The amount of expenses incurred by Medinex in connection with the Offering was as follows:





     Underwriting discounts and commissions ...............    $ 84
     Expenses paid to or for the Underwriter ..............      25
                                                               ----
     Other expenses associated with this offering .........      41
                                                               ----
       Total expenses .....................................    $150
                                                               ====


     The proceeds from the Offering were used for working capital.


     On August 3, 2001 Medinex completed a Private Placement Offering (the Offering) in which Medinex borrowed $75 from an accredited investor. Medinex agreed to repay the loan, plus interest of 12% per annum, on August 3, 2003. The holder of the note also received 75,000 shares of Medinex common stock. The common stock was issued without registering the stock under the Exchange Act. The securities offered under the private placement are exempt from registration requirements for public offerings under Regulation D or other applicable exemptions from registration promulgated under the Securities Act of 1933 and applicable state securities laws and regulations. The proceeds from the Offering were used for working capital.


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


     On May 22, 2001 Medinex completed a Private Placement Offering (the Offering) in which Medinex offered for sale 312,500 units to accredited investors. Each unit consisted of one share of Medinex common stock and one warrant to purchase one share of common stock at $.85. The common stock was issued without registering the stock under the Exchange Act. The securities offered under the private placement are exempt from registration requirements for public offerings under Regulation D or other applicable exemptions from registration promulgated under the Securities Act of 1933 and applicable state securities laws and regulations. The holders of the shares of Medinex common stock obtained upon exercise of the warrants will have certain registration rights with regard to such common stock. The total price for the units sold by Medinex in this Offering was $100. The proceeds from the Offering were used for working capital.

     In June 2001, Medinex issued 4,950 shares of registered common stock under the Company's Employee Stock Purchase Plan. In aggregate, the shares were issued for approximately $1.

     In 2001, Medinex issued 418,853 shares of unregistered common stock to its non-employee directors for services rendered by the board of directors for the year 2001. Each non-employee director receives a quarterly retainer of $8 payable in shares of authorized capital stock based on the market value on the last trading day of each calendar quarter. Such shares are restricted under all applicable state and federal securities laws. No additional fees are paid to directors for meetings attended or chaired. Additionally, on his election to the Board on May 22, 2001, R. Scot Haug received an initial grant of 20,000 shares of restricted capital stock.

     In March 2002, a director loaned the Company $200 under terms to be negotiated. It is the Company's understanding, that those loans will pay 12% interest and be convertible into the Company's Common stock at the director's discretion.



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


                        Political Division Acquisitions


     On January 13, 2000, the Company acquired U.S. Congress Handbooks, Inc.
(USCH). USCH publishes congressional directories designed to give readers the fastest, most complete, low-cost information about the U.S. Congress in both written and electronic formats. Medinex paid cash consideration of $200, 75,000 shares of unregistered common stock and a promissory note of $200 to the seller.

     In October 1999, Medinex acquired the following companies, which were wholly-owned subsidiaries:


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

To the Board of Directors
Medinex Systems, Inc.
Coeur d'Alene, Idaho



                          INDEPENDENT AUDITOR'S REPORT



     We have audited the accompanying consolidated balance sheets of Medinex Systems, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


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


     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medinex Systems, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


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


March 15, 2002

Item 7. FINANCIAL STATEMENTS

                    MEDINEX SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)





                                                                             As of December 31,
                                                                         ---------------------------
                                                                                           2000
                                                                             2001        Restated
                                                                         ------------  ------------

                               ASSETS
Current Assets:
 Cash and cash equivalents ...........................................    $     177      $     117
 Restricted cash .....................................................           52
 Accounts receivable, net of allowance for doubtful accounts .........           39            164
 Unbilled receivables ................................................            5            136
 Prepaid expenses and other current assets ...........................           74             47
                                                                          ---------      ---------
   Total current assets ..............................................          347            464
Property and equipment, net ..........................................          248            998
Investments ..........................................................            3             99
Intangible assets, net ...............................................          289            922
Other assets .........................................................            4             17
Net assets of discontinued operations ................................           --          1,188
                                                                          ---------      ---------
   Total assets ......................................................    $     891      $   3,688
                                                                          =========      =========
           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
 Accounts payable ....................................................    $   2,198      $   1,251
 Accrued compensation ................................................           44             --
 Other accrued expenses ..............................................          537            116
 Deferred revenue ....................................................           62            367
                                                                          ---------      ---------
   Total current liabilities .........................................        2,841          1,734
                                                                          ---------      ---------
Long-Term Liabilities:
 Notes payable .......................................................          127             --
 Convertible debentures, net of discount .............................           63             --
                                                                          ---------      ---------
   Total long-term liabilities .......................................          190             --
                                                                          ---------      ---------
Net liabilities of discontinued operations ...........................           --             --
   Total liabilities .................................................        3,031          1,734
                                                                          ---------      ---------
Commitments and Contingencies (Notes 10 and 13)
Stockholders' Equity (Deficit)
 Preferred stock, $0.01 par value, 3,500,000 shares authorized, no
   shares issued or outstanding ......................................           --             --
 Common stock, $.01 par value, 30,000,000 shares authorized,
   16,923,080 and 12,309,631, shares issued and outstanding at
   December 31, 2001 and 2000, respectively ..........................          169            123
 Additional paid-in capital ..........................................       43,844         43,264
 Stock subscriptions receivable ......................................          (34)            --
 Warrants ............................................................           41             --
 Accumulated deficit .................................................      (46,160)       (41,433)
                                                                          ---------      ---------
   Total stockholders' equity (deficit) ..............................       (2,140)         1,954
                                                                          ---------      ---------
   Total liabilities and stockholders' equity (deficit) ..............    $     891      $   3,688
                                                                          =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                    MEDINEX SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except share and per share amounts)





                                                                             Year ended December 31,
                                                                         --------------------------------
                                                                                                2000
                                                                               2001           Restated
                                                                         ---------------   --------------
Revenues:
Product sales ........................................................     $       24       $       555
Website development, consulting and other services ...................            554             1,130
                                                                           ----------       -----------
Gross revenues .......................................................            578             1,685
Sales discounts, returns and allowances ..............................             (6)              (75)
                                                                           -------------    -----------
Revenues, net ........................................................            572             1,610
Cost of revenues:
Product sales ........................................................              9               330
Website development, consulting and other services ...................            112               231
                                                                           ------------     -----------
Total cost of revenues ...............................................            121               561
                                                                           ------------     -----------
Gross profit .........................................................            451             1,049
                                                                           ------------     -----------
Operating expenses:
 General and administrative ..........................................          2,263            4,8415
 Sales and marketing .................................................            325             4,020
 Research and development ............................................                              643
 Amortization and impairment of intangible assets ....................            634             3,565
 Stock-based compensation ............................................            113               263
                                                                           ------------     -----------
                                                                                3,335            13,332
                                                                           ------------     -----------
Loss from operations .................................................         (2,884)          (12,283)
Interest income (expense), net .......................................           (486)              388
                                                                           ------------     -----------
Loss from continuing operations before income taxes ..................         (3,370)          (11,724)
Provision for income taxes ...........................................             --                --
                                                                           ------------     -----------
Loss from continuing operations ......................................         (3,370)          (11,724)
Preferred stock dividends earned .....................................             --                --
                                                                           ------------     -----------
Net loss available to common stockholders from continuing
 operations ..........................................................         (3,370)          (11,724)
Loss from discontinued operations ....................................         (1,357)          (18,684)
                                                                           ------------     -----------
Net loss available to common stockholders ............................     $   (4,727)      $   (30,408)
                                                                           ============     ===========
Comprehensive loss:
 Net loss available to common stockholders ...........................     $   (4,727)      $   (30,408)
 Unrealized gain (loss) on available for sale investments ............            (96)             (426)
 Reclassification adjustment for losses included in net loss .........             96               426
                                                                           ------------     -----------
Total ................................................................     $   (4,727)      $   (30,408)
                                                                           ============     ===========
Basic and diluted net loss per common share:
 Net loss available to common stockholders from continuing
   operations ........................................................     $     (.27)      $     (1.05)
 Discontinued operations .............................................          (0.11)          (  1.67)
                                                                           ------------     -----------
 Net loss available to common stockholders ...........................     $     (.38)      $     (2.72)
                                                                           ============     ===========
Basic and diluted weighted average shares outstanding ................     12,438,896        11,205,194
                                                                           ============     ===========


The accompanying notes are an integral part of these consolidated financial statements.

                             MEDINEX SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                                 Common Stock       Additional       Stock
                                             ---------------------    Paid-in    Subscriptions
                                                Shares     Amount     Capital      Receivable
                                             ------------ -------- ------------ ---------------
Balance, December 31, 1999 .................  10,743,483    $108      $41,080        $  --
Issuance of stocks for services by the
 board .....................................      36,000      --          104           --
Exercise of stock options ..................      48,900      --           37           --
Issuance of stock for businesses ...........     499,000       5        1,282           --
Issuance of stock in connection with
 stock purchase plan .......................      48,928      --           81           --
Issuance of stock for cash net of
 issuance costs of $150,000.................     933,320      10          681           --
Unrealized loss on marketable equity
 securities ................................          --      --           --           --
Net loss for the year ended, December
 31, 2000 ..................................          --      --           --           --
                                              ----------    ----      -------        -----
Balance, December 31, 2000 .................  12,309,631     123       43,264           --
Issuance of stock as board of directors
 fees ......................................     418,853       4          114           --
Issuance of stock as financing fees ........      82,360       1           34           --
Options exercised ..........................      27,786      --            6           --
Issuance of common stock for debt ..........      75,000       1           14           --
Issuance of stock for cash less issuance
 cost of $44,000............................   3,989,500      40          409          (34)
Employee stock purchase ....................       4,950      --            1           --
Issuance of stock as sererance pay .........      15,000      --            2           --
Net loss for the year ended,
 December 31, 2001 .........................          --      --           --           --
                                              ----------    ----      -------        -----
                                              16,923,080    $169      $43,844        $ (34)
                                              ==========    ====      =======        =====



                                                                        Accumulated
                                                                           Other
                                                         Accumulated   Comprehensive
                                              Warrants    (Deficit)       Income         Total
                                             ---------- ------------- -------------- ------------
Balance, December 31, 1999 .................     $--      $ (11,025)     $   393      $  30,555
Issuance of stocks for services by the
 board .....................................      --             --           --            104
Exercise of stock options ..................      --             --           --             37
Issuance of stock for businesses ...........      --             --           --          1,267
Issuance of stock in connection with
 stock purchase plan .......................      --             --           --             81
Issuance of stock for cash net of
 issuance costs of $150,000.................      --             --           --            690
Unrealized loss on marketable equity
 securities ................................      --             --         (393)          (393)
Net loss for the year ended, December
 31, 2000 ..................................      --        (30,408)          --        (30,408)
                                                 ---      ---------      -------      ---------
Balance, December 31, 2000 .................      --        (41,433)          --          1,954
Issuance of stock as board of directors
 fees ......................................      --             --           --            118
Issuance of stock as financing fees ........      --             --           --             35
Options exercised ..........................      --             --           --              6
Issuance of common stock for debt ..........      --             --           --             15
Issuance of stock for cash less issuance
 cost of $44,000............................      41             --           --            456
Employee stock purchase ....................      --             --           --              1
Issuance of stock as sererance pay .........      --             --           --              2
Net loss for the year ended,
 December 31, 2001 .........................      --         (4,727)          --         (4,727)
                                                 ---      ---------      -------      ---------
                                                 $41      $ (46,160)     $    --      $  (2,140)
                                                 ===      =========      =======      =========


The accompanying notes are an integral part of these consolidated financial statements.

                    MEDINEX SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)


                                                                      Year Ended       Year Ended
                                                                     December 31,     December 31,
                                                                         2001             2000
                                                                    --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ........................................................      $(4,727)        $ (30,408)
Adjustments to reconcile net loss
 to net cash provided by operating activities:
   Loss from discontinued operations ............................        1,357            18,684
                                                                       -------         ---------
   Loss from continuing operations ..............................       (3,370)          (11,724)
   Issuance of stock in exchange for services ...................          118                --
   Non-cash based stock compensation ............................            2               263
   Issuance of stock in exchange for financing fees .............           35                --
   Depreciation and amortization ................................          986             2,042
   Amortization of discount on debenture ........................            3                --
   Loss on sale of property and equipment .......................          164                --
   Impairment of intangibles ....................................          102             2,031
   Loss on permanent impairment of investments ..................           96               426
   Deposits used for operating expenses .........................           13                --
 Changes in assets and liabilities:
   Accounts receivable and unbilled receivables, net ............          256              (243)
   Inventory ....................................................           --              (153)
   Prepaid expenses and other current assets ....................          (27)              154
   Other assets .................................................           13                69
   Restricted cash ..............................................          (53)               --
   Accounts payable .............................................          820               127
   Accrued compensation and other accrued liabilities ...........          466              (715)
   Deferred revenue .............................................         (305)              320
                                                                       -------         ---------
      Net cash provided (used) by operating activities ..........         (681)           (7,403)
                                                                       -------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment ............................           (3)             (776)
 Proceeds from sale of property and equipment ...................           59                --
 Acquisition of businesses, net of cash acquired ................           --              (863)
 Proceeds from sale of discontinued operations ..................        1,475                --
 Investment in discontinued operations ..........................       (1,328)           (7,164)
                                                                       ---------       ---------
      Net cash provided (used) by investing activities ..........          203            (8,803)
                                                                       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowing ........................................           60                --
 Proceeds from issuance of employee stock purchase plan .........           --                79
 Proceeds from issuance of debentures ...........................            1                --
 Proceeds from exercise of stock options ........................            6                74
 Proceeds from issuance of stock and warrants ...................          471               690
                                                                       ---------       ---------
      Net cash provided (used) by financing activities ..........          538               843
                                                                       ---------       ---------
      Net (decrease) in cash and cash equivalents ...............           60           (15,363)
Cash and cash equivalents at beginning of year ..................          117            15,480
                                                                       ---------       ---------
Cash and cash equivalents at end of year ........................      $   177         $     117
                                                                       =========       =========
Supplemental Cashflow Disclosures:
 Interest paid ..................................................      $    --         $       5
                                                                       =========       =========
 Income taxes paid ..............................................      $    --         $      --
                                                                       =========       =========
Non-cash Transactions:
 Stock issued as financing fees .................................      $    35         $      --
 Stock issued as directors' fees ................................          118                --
 Stock issued as compensation ...................................            2               263
 Stock issued with debt .........................................           15                --

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


     Certain consolidated financial statement amounts from the prior year have been reclassified to conform to the 2001 presentation. These reclassifications had no effect on the net loss, comprehensive loss or accumulated deficit as previously reported.


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


                                   Inventory


     Inventories are stated at the lower of average cost or net realizable value, when present, and consist entirely of medical supplies of the Company's subsidiary, Pinnacle MedSource, Inc.



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


                               Intangible Assets


     Intangible assets consist primarily of customer base and goodwill related to acquisitions accounted for under the purchase method of accounting. Amortization of these purchased intangibles is provided on the straight-line basis over the respective useful lives of the assets, primarily three years. The Company identifies and records impairment losses on intangible and other assets when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the regulatory or business climate and projected undiscounted future cash flows from the respective asset. As of December 31, 2001 and 2000, intangible assets consisted of the following:

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


                       Recent Accounting Pronouncements

Accounting Pronouncements


     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at December 31, 2001.

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


     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On December 31, 2001 the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 is expected to result in an increase in net income of approximately $154 in fiscal 2002. The Company is currently evaluating the impact of the transitional provisions of the statement.


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
                                                            ======

     On June 22, 1999, simultaneous with its IPO, the Company acquired Interlink Services, Inc. (Interlink), a website design and hosting services company and The Online Medical Bookstore, Inc. (the Bookstore), (collectively referred to as the "Companies") a discount medical book and medical supply e-commerce company. Medinex paid aggregate cash consideration for the two acquisitions of $300 and 319,286 shares of its common stock. The acquisition of the Companies has been accounted for using the purchase method of accounting. The excess purchase price of approximately $3.6 million was allocated to goodwill and is being amortized over a three-year life.


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



     Pursuant to the Agreement, in order to restore the parties to their respective positions immediately prior to the execution of the Purchase Agreement Medinex was to be responsible for substantially all liabilities incurred by Politics.com after July 26, 2000 until the closing of the transaction contemplated by the Agreement (the "Closing"), paid the cash portion of certain settlements at the Closing in the amount of $52 and paid $75 at the Closing to Politics.com's legal counsel for fees and expenses incurred to date, and host and provide basic maintenance of the "Politics.com" website for up to 6 months; and Politics.com was to pay to Medinex an amount equal to 50% of the amount by which the net proceeds from the sale of the "politics.com" URL and related technology exceed $500, and issue to Medinex at the Closing 100,000 shares of its common stock. Medinex did not receive the stock or any other proceeds under this agreement.


     In August 2000, Medinex sold substantially all of the assets of Interlink to the previous owner for $10 which approximated the net book value of the assets of Interlink. Based on an estimated future cash flows analysis, Medinex has taken charges of approximately $639 and $1,392 reflecting the impairments of the intangibles for Interlink and the Bookstore, respectively.



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



     On September 6, 2001, Medinex Systems, Inc., sold substantially all of the assets of its subsidiary, Pinnacle Medsource, Inc., a Delaware corporation ("Pinnacle"), in exchange for cash consideration of $325. Anne Holcombe & Associates, Inc., a Georgia corporation ("Purchaser"), was established by the Purchaser, for the purpose of this acquisition and will continue servicing the medical communities formerly served by Pinnacle. The assets were sold to Purchaser pursuant to an Asset Purchase Agreement dated as of August 30, 2001. These assets and the revenues previously derived from them were substantially all of the operations of Pinnacle's wholesale medical equipment supply and distribution business for financial reporting purposes.

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
                                                  ======     ======


     At December 31, 2001, the Company evaluated its investments and determined it was more likely than not that a recovery of its market value of the investment was remote. Therefore the Company reflected the decline in the statement of operations.



Note 6--Federal Income Taxes


     The Company did not provide an income tax benefit for any of the periods presented because it has experienced operating losses since inception. The Company's total tax net operating loss carry forwards were approximately $30 million at December 31, 2000 which expire between 2012 and 2020. The significant components of the deferred tax asset at December 31, 2001 and 2000, were as follows:





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


     On August 3, 2001 Medinex completed a Private Placement Offering (the Offering) in which Medinex borrowed $75 from an accredited investor. Medinex agreed to repay the loan, plus interest of 12% per anum, on August 3, 2003. The holder of the note also received 75,000 shares of Medinex common stock (see
NOTE 8). The common stock was issued without registering the stock under the Exchange Act. The securities offered under the private placement are exempt from registration requirements for public offerings under Regulation D or other applicable exemptions from registration promulgated under the Securities Act of 1933 and applicable state securities laws and regulations. The proceeds from the Offering were used for working capital. The stock issued was valued at $15 with the resulting discount on the debenture being amortized as interest expense over two years. As of December 31, 2001, the unamortized discount was $12.

     In 2001 Medinex completed Private Placement Offerings with Accounts Payable vendors, converting the payable balances to debentures. The debentures are due to be paid by Medinex in August, 2003, and bear interest of 12% per annum. The total of notes is $127. The Company issued 82,360 shares of common stock valued at $35 to these vendors. See NOTE 8.

     In March 2002, a director loaned the Company $200 under terms to be negotiated. It is the Company's understanding, that those loans will pay 12% interest and be convertible into the Company's Common stock at the director's discretion.



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


     On May 22, 2001 Medinex completed a Private Placement Offering (the Offering) in which Medinex offered for sale 312,500 units to accredited investors. Each unit consisted of one share of Medinex common stock and one warrant to purchase one share of common stock at $.85. The common stock was issued without registering the stock under the Exchange Act. The securities offered under the private placement are exempt from registration requirements for public offerings under Regulation D or other applicable exemptions from registration promulgated under the Securities Act of 1933 and applicable state securities laws and regulations. The holders of the shares of Medinex common stock obtained upon exercise of the warrants will have certain registration rights with regard to such common stock. The total price for the units sold by Medinex in this Offering was $100. The proceeds from the Offering were used for working capital.

     The Company also issued 418,853 shares of common stock with a fair market value of $118 as Board of Directors fees; 82,360 common stock shares with a fair market value of $35 as financing costs; 15,000 shares of common stock with a fair market value of $2 as severance compensation; 27,786 common stock options were exercised at $6 and 4,950 shares of common stock were issued from the employee stock purchase plan at $1.



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


     The following table summarizes the Company's stock option activity:


                                                    2001                   2000
                                           ---------------------- ----------------------
                                                        Weighted                Weighted
                                                         Average                Average
                                                        Exercise                Exercise
                                             Options      Price      Options     Price
                                           ----------- ---------- ------------ ---------
Outstanding, beginning of period .........  1,934,734   $  0.66      902,725    $  4.75
Granted ..................................    336,080      0.23    1,411,379       2.99
Exercised ................................     10,000      0.19       52,220       0.77
Canceled .................................    869,059      2.94      327,150       5.68
Outstanding, end of period ...............  1,391,755      3.35    1,934,734       3.34
Exercisable at end of period .............    763,928      3.49      715,172       3.91


     The following table summarizes information about all stock options, including those issued outside of the Plan, outstanding at December 31, 2001:



                                       Options Outstanding                  Options Exercisable
                            ------------------------------------------   -------------------------
                                               Weighted      Weighted       Weighted      Weighted
                              Remaining        Average        Average       Average       Average
         Range of               Number       Contractual     Exercise        Number       Exercise
     Exercise Prices         Outstanding         Life          Price      Outstanding      Price
-------------------------   -------------   -------------   ----------   -------------   ---------
$ 0.03 - $ 1.00 .........       721,213     6.3              $  0.27        357,783      $  0.21
  1.01 -   3.00 .........       159,492     5.7                 1.81         87,867         2.36
  3.01 -  10.00 .........       511,050     7.9                 8.16        318,278         7.55
                                -------                                     -------      -------
 Total ..................     1,391,755                                     763,928      $ 10.12
                              =========                                     =======      =======


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


     The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation expense been recognized on stock options issued based on the fair value of the options at the date of grant and recognized over the vesting period, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                               December 31,
                                        ---------------------------
                                            2001           2000
                                        -----------   -------------
     Net Loss:
       As reported ..................      (4,727)      $ (30,408)
       Pro forma ....................         (30)        (32,606)
     Basic and diluted loss per share
       As reported ..................    $  (0.38)      $   (2.71)
       Pro forma ....................       (0.38)        (  2.91)


     The weighted average grant date fair value of options granted in 2001 and 2000 was $0.12 and $2.99, respectively. The fair value of each option was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:




                                                       2001          2000
                                                  -------------   ----------
     Expected dividend yield ..................     0.00%           0.00%
     Expected stock price volatility ..........   122.66%         128.63%
     Risk-free interest rate ..................      5.0%           5.24%
     Expected life of options .................   1--10 years     10 years

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


                              Board Compensation


     In September 2000, the Compensation Committee agreed that each non-employee director would receive stock as payment for their services as a board of director in lieu of cash. Total stock and cash paid to Director's for services rendered in fiscal years 2001 and 2000 was 418,835 and 21,600 shares and $0 and $14 respectively.


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


     In 2001, Medinex issued 418,853 shares of unregistered common stock to its non-employee directors for services rendered by the board of directors for the year 2001. Each non-employee director receives a quarterly retainer of $8 payable in shares of authorized capital stock based on the market value on the last trading day of each calendar quarter. Such shares are restricted under all applicable state and federal securities laws. No additional fees are paid to directors for meetings attended or chaired. Additionally, on his election to the Board on May 22, 2001, R. Scot Haug received an initial grant of 20,000 shares of restricted common stock.



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



Note 10--Commitments and Contingencies

     In March 2002, a director loaned the Company $200 under terms to be negotiated. It is the Company's understanding, that those loans will pay 12% interest and be convertible into the Company's Common stock at the director's discretion.



                                    Leases


     During 2001, prior to its move to 1200 Ironwood in Couer D'Alene the Company was located in the Riverbend development in Post Falls Idaho. The company accrued its back rent through September 2001 and moved to its current location. See Note 13 commitments and contingencies.

     The Company leased office space in Couer D'Alene Idaho for two years beginning August 1, 2001 and terminating on July 31, 2003. The monthly rent began at six hundred dollars per month at August 2001, and increased by fifty dollars per month until December 2001 at which time the rent was eight hundred dollars per month. Beginning in January 2002, the rent increases by one hundred dollars per month to a maximum of one thousand dollars per month. The Company paid one thousand, two hundred dollars as a security and cleaning deposit. The Company also leases one additional office in the same building for two hundred, twenty dollars per month.

     An officer of the Company leases an apartment in Celebration Florida. This is one year lease that expires October 31, 2002. The monthly lease payment is one thousand, one hundred, eighty-five dollars. The Company reimburse the officer for the monthly rent. This same officer leases an apartment in Phoenix Arizona. This is a six month lease which expires February 28, 2002. The monthly rent is one thousand, eighty-nine dollars and is reimbursed by the Company.

     Another officer of the Company leases office space in Phoenix Arizona on a month to month basis beginning December 2001 for four hundred, fifty dollars per month. The Company reimburses this rent to the officer.

     A third officer and the Company jointly leased a house in Cave Creek, Arizona on a six month lease. The monthly lease payment is two thousand, four hundred dollars per month. This lease expires June 2002.


     The Company has entered into non-cancelable operating lease agreements involving equipment and facilities through the year 2001. Rent expense totaled $133 and $582, for the years ended December 31, 2001 and 2000, respectively.



                               Legal Proceedings

     Riverbend #1, LLC ("Riverbend") filed a complaint against Medinex on September 26, 2001 in Kootenai County, Idaho, as Case No. CV-01-6248. Riverbend was seeking an amount in excess of $340 for unpaid rent under a written lease for office space located in Post Falls, Idaho. Subsequent to the filing of this action, Medinex located a replacement tenant for the office space. Riverbend filed a motion for summary judgment on December 20, 2001, seeking judgment against Medinex in the amount of $181. Medinex filed an opposition to Riverbend's motion and a hearing on the matter is scheduled for June 25, 2002.

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

     Stephen Miller, the former employee and general manager of Medinex's former subsidiary, Pinnacle Medsource, Inc., a Delaware corporation ("Pinnacle") served a complaint against Pinnacle and Medinex on July 25, 2001 as Civil Action No. 00VS006161-E in Fulton County, State of Georgia. Miller alleges a breach of his employment contract with Pinnacle and Medinex and is seeking in excess of $125. Medinex denies any liability for the claim and the case is still pending.

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

21.1      List of Subsidiaries of Registrant

23.1      Consent of Williams and Webster, P.S.

99.1      Letter to Shareholders


(b) Reports on Form 8-K.


     Registrant's Form 8-K filed February 12, 2001, (Commission File No. 000-26337):

     Registrant's Form 8-K filed February 27, 2001, (Commission File No. 000-26337):

     Registrant's Form 8-K filed September 22, 2001, (Commission File No. 000-26337):

     Registrant's Form 8-K filed October 10, 2000, (Commission File No. 000-26337):


     Agreement, dated effective as of July 26, 2000, by and between Politics.com, Inc. and Medinex Systems, Inc.

Signatures


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        Medinex Systems, Inc.
                                        Registrant




Date: April 22, 2002            By: /s/ Anthony J. Paquin
                                    -------------------------------------------
                                        Anthony J. Paquin
                                        President, Chief Executive Officer, and
                                        Chairman of the Board of Directors




     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         Signature                         Title                      Date
         ---------                         -----                      ----
    /s/ Anthony J. Paquin    President, CEO, and Chairman of     April 22, 2002
 -----------------------
                             the Board

     /s/ David C. Paquin     Chief Financial Officer             April 22, 2002
 -----------------------

      /s/ Colin Christie     Chief Operating Officer             April 22, 2002
 -----------------------
                             Secretary of the Board

     /s/ Dr. Robert Gober    Director                            April 22, 2002
 -----------------------

       /s/ R. Scot Haug      Director                            April 22, 2002
 -----------------------

     /s/ Donna L. Weaver     Director                            April 22, 2002
 -----------------------