Form 10QSB
period 2002-03-31
MEDINEX SYSTEMS INC
filed 2002-05-15
CIK 1054709

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

                              FOR THE QUARTER ENDED
                                 March 31, 2002

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


             1200 West Ironwood, Suite 309, Coeur d'Alene, ID 83814
                                 (208) 415-0170
        (Address and telephone number of principal executive offices and principal place of business)

                                -----------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes :/X/ No:/ /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                                        Outstanding Shares
                     Class                          as of Midnight May 14, 2002
                     -----                          ---------------------------
       Common Stock, par value $.01 per share              17,879,945

     Transitional Small Business Disclosure Format (check one): Yes / /  No :/X/

================================================================================

                              MEDINEX SYSTEMS, INC.
                                TABLE OF CONTENTS
                                     10-QSB

                                                                                                             Page
                                                                                                             ----
PART I         Financial Information

     Item 1    Financial Statements.......................................................................     3

                  Condensed Consolidated Balance Sheets at March 31, 2002 and December 31, 2001...........     3

                  Condensed Consolidated Statements of Operations and Comprehensive Loss for
                  the Three Months Ended March 31, 2002 and 2001..........................................     4

                  ........................................................................................     5

                  Condensed Consolidated Statements of Cash Flow for the
                  Three Months Ended March 31, 2002 and 2001..............................................     6

                  Notes to Condensed Consolidated Financial Statements....................................     7

     Item 2    Management's Discussion and Analysis.......................................................    11

PART II        Other Information

     Item 1    Legal Proceedings..........................................................................    17

     Item 2    Changes in Securities and Use of Proceeds..................................................    17

     Item 3    Defaults Upon Senior Securities............................................................    17

     Item 4    Submission of Matters to a Vote of Security Holders........................................    17

     Item 5    Other Information..........................................................................    17

     Item 6    Exhibits and Reports on Form 8-K...........................................................    17

Signatures     ...........................................................................................    18

Part I. Financial Information

Item 1. Financial Statements


                             Medinex Systems, Inc.
                                 Balance Sheets
                                 (In thousands)

                                                                   March 31,
                                                                    2002      December 31,
                                                                  Unaudited       2001
                                                                   --------   ------------
                            ASSETS
Current Assets:
     Cash and cash equivalents                                     $     16    $    177
     Restricted cash                                                     52          52
     Accounts receivable, net of allowance for doubtful accounts         78          39
     Unbilled receivables                                                18           5
     Inventory                                                            9          --
     Prepaid expenses and other assets                                   54          74
                                                                   --------    --------
            Total current assets                                        227         347
                                                                   --------    --------
     Property and equipment, net                                        179         248
     Investments                                                          3           3
     Intangible assets, net                                             284         289
     Deposits                                                             8           4
                                                                   --------    --------

            Total assets                                                701         891
                                                                   ========    ========

            LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current Liabilities:
     Accounts payable                                              $  2,185    $  2,198
     Note Payable, shareholder                                          175          --
     Accrued expenses                                                   557         581
     Deferred revenue                                                    41          62
                                                                   --------    --------
            Total current liabilities                                 2,958       2,841
                                                                   --------    --------
Long-Term Liabilities:
     Notes Payable                                                      130         127
     Convertible Debentures, net of discount                             65          63
                                                                   --------    --------
            Total long-term liabilities                                 195         190
                                                                   --------    --------
Total Liabilities                                                     3,153       3,031
                                                                   --------    --------
Common Stock                                                            179         169
Additional paid-in capital                                           43,997      43,844
Stock subscriptions receivable                                           --         (34)
Warrants                                                                 41          41
Accumulated deficit                                                 (46,669)    (46,160)
                                                                   --------    --------
            Total stockholders' equity (deficit)                     (2,452)     (2,140)
                                                                   --------    --------
            Total liabilities and stockholders' equity (deficit)   $    701    $    891
                                                                   ========    ========

                    See Notes to interim financial statements

                              MEDINEX SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                 2002              2001
                                                                               Unaudited        Unaudited
                                                                             ------------    -------------
Revenues:
        Product Sales                                                       $        91       $         4
        Website Development, consulting and other services                           47               243
                                                                             ------------    -------------
Gross Revenues, net                                                                 138               247
Cost of revenues:
        Product Sales                                                                59                 8
        Website Development, consulting and other services                           34                27
                                                                             ------------    -------------
                    Total cost of revenues                                           93                35

Gross Profit                                                                         45               212
                                                                             ------------    -------------
Operating expenses:
        Sales and marketing                                                          27               169
        General and administrative                                                  431               979
        Amortization and depreciation                                                52               427
        Stock-based compensation                                                      1                 -
                                                                             ------------    -------------
                    Total operating expense                                         511             1,575
                                                                             ------------    -------------

Loss from operations                                                               (466)           (1,363)
Loss on disposal of assets                                                          (19)
Interest Income (expense), net                                                      (24)                2
                                                                             ------------    -------------
Loss from continuing operations                                                    (509)           (1,361)
Loss from discontinued operations                                                     -              (259)
                                                                             ------------    -------------
Net loss available to common stockholders                                   $      (509)      $    (1,620)
                                                                             ============    =============
Basic and diluted net loss per common share, continuing operations                (0.03)            (0.13)
                                                                             ============    =============
Basic and diluted net loss per common share, discontinued operations              Nil               Nil
                                                                             ============    =============
Weighted average shares outstanding                                          17,879,945        12,321,690
                                                                             ============    =============


                    See Notes to interim financial statements

                              MEDINEX SYSTEMS, INC.
                            Statements of Cash Flows
                                 (In thousands)

                                                                          Three Months Ended March 31,
                                                                            2002               2001
                                                                          Unaudited          Unaudited
                                                                          ---------          ---------
Cash flows from operating activities:
Net loss                                                                  $   (509)          $  (1,620)
Adjustments to reconcile net loss to net cash use in
   operating activities:
     Stock issued for services and compensation                                 24                   -
     Stock issued for financing                                                 16                   -
     Depreciation and amortization                                              50                 425
     Gain on sale and disposal of property and equipment                         9                   5
     Impairment of intangibles                                                   -                 206
     Loss on permanent impairment of investments                                 -                  71
Change in certain assets and liabilities:
     Accounts receivable and unbilled receivables, net                         (51)                187
     Inventory                                                                  (9)                  -
     Prepaid expenses and other current assets                                  20                  23
     Accounts payable                                                          (13)                189
     Accrued expenses                                                          (24)                (10)
     Deferred revenue                                                          (21)               (164)
     Accrued expense and other liabilities                                       -                  24
     Net cash used by discontinued operations                                    -                 (79)
                                                                          ---------          ---------
Net cash used in operating activities                                         (508)               (743)
                                                                          ---------          ---------

Cash flows from investing activities:
     Proceeds from sale of property and equipment                               12                  60
     Proceeds from sale of discontinued operations                               -               1,150
     Investments in discontinued operations                                      -                (278)
                                                                          ---------          ---------
Net cash provided by (used in) investing activities                             12                 932
                                                                          ---------          ---------

Cash flows from financing activities:
     Proceeds from borrowing                                                   178                   -
     Proceeds from exercise of stock options                                     -                   4
     Proceeds from the issuance of stock and warrants*                         157                   -
                                                                          ---------          ---------
Net cash provided by financing activities                                      335                   4
                                                                          ---------          ---------

Net increase (decrease) in cash and cash equivalents                          (161)                193

Cash and cash equivalents at beginning of period                               177                 144
                                                                          ---------          ---------

Cash and cash equivalents at the end of the period                        $     16           $     337
                                                                          =========          =========
Supplemental Cash flow Disclosures:
Non-cash Transactions:
     Stock issued for financing fees                                      $     16           $       -
     Stock issued as directors' fees                                      $     23           $       -
     Stock issued for compensation                                        $      1           $       -

                See Notes to interim financial statements

                              MEDNEX SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (UNAUDITED, IN WHOLE DOLLARS EXCEPT SHARE AND PER SHARE DATA)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company

     Medinex Systems, Inc. and Subsidiaries ("Medinex" or the "Company"), a Delaware corporation, is located in Coeur d'Alene, Idaho. The Company commenced its current operations after acquiring technology developed by management on September 26, 1997.

     The Company develops, designs and markets software, services and websites for healthcare providers.

     Medinex previously developed and distributed web based software and services for the public policy and political markets, Votenet.com. Medinex sold the Votenet division in a management-led buyout in February 2001.

     Medinex previously operated a medical distribution company, Pinnacle Medsource, Inc., which specializes in wholesale distribution to providers and dealers of medical equipment for disabled and homebound patients. In August 2001, Medinex sold this division in an executive led buyout.

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

     The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report (Commission File Number 000-26337) filed on Form 10-KSB for the fiscal year ended December 31, 2001. The financial information included herein reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three-month periods ended March 31, 2002 and 2001 are not necessarily indicative of operating results for the entire year.

     The condensed consolidated financial statements contained in this report state all amounts other than share and per share data in thousands of dollars. For ease of reading and understanding, in these accompanying notes to the financial statements and in management's discussion and analysis, all amounts, other than share and per share data are stated in whole dollars.

                              MEDINEX SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          (UNAUDITED, IN WHOLE DOLLARS EXCEPT SHARE AND PER SHARE DATA)

Basis of Presentation

     The accompanying financial statements have been prepared on a going concern-basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At March 31, 2002 the Company has a working capital deficit of $2,783, 000, an accumulated deficit of $46,669, 000 and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

     Certain consolidated financial statement amounts have been restated and classified to conform to the 2002 presentation. These reclassifications had no effect on the net loss, comprehensive loss or accumulated deficit as previously reported.

                                        March 31, 2002       December 31, 2001

     Customer Base                     $        115,341      $        115,341
     Goodwill                                 3,888,947             3,888,947
                                       ----------------      ----------------
                                              4,004,288             4,004,288

     Less Accumulated Amortization           (3,721,435)           (3,715.668)
                                       ----------------
                                       $        282,853      $        288,620

                              MEDINEX SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          (UNAUDITED, IN WHOLE DOLLARS EXCEPT SHARE AND PER SHARE DATA)

NOTE 2 - COMMON STOCK

During the three months ended March 31, 2002 the Company issued 825,000 common stock shares for $123,000 in cash; 83,334 common stock shares for board of director's fees at the fair market value of $22,500; 45,503 common stock shares for financing expenses at the fair market value of $15,563 and 5,000 shares for services at the fair market value of $1,350.

NOTE 3 - COMMON STOCK OPTIONS

During the three month period ended March 31, 2002 the Company granted 75,000 common stock options exercisable at $.30, which begin to vest at 25,000 options per year on March 1, 2003.

NOTE 4 - NOTE PAYABLE

During the three month period ended March 31, 2002 a shareholder advanced $175,000 to the Company and an additional $275,000 subsequently for a total through May 14, 2002 of $450,000 secured by a promissory note from the Company. The terms of the note have not been finalized and the Company is currently classifying it as a short-term note payable.

NOTE 5 - INVENTORY

Inventories are stated at the lower of average cost or market and consist of recorders and reader cards sold to providers for use in recording transcriptions.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     From time to time the Company is subject to various legal proceedings that arise in the ordinary course of business. Although the Company cannot predict the outcome of these proceedings with certainty, the Company does not believe that the disposition of these matters will have a material adverse affect on its financial position, results of operations or cash flows.

     The status of pending legal proceedings against the Company is detailed in
Part II, Item 1. Legal Proceedings, later in this report.

NOTE 7 - SEGMENT INFORMATION

     Historically, the Company has identified two distinct reportable segments: political and medical. As the Company sold its political division in February 2001 and has restated the financial statements to reflect the political segment as discontinued operations, there are no longer any reportable segments.

Item 2.  Management's Discussion and Analysis

     The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements thereto included elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in our reports filed with the Securities and Exchange Commission ("SEC") including our annual report on Form 10-KSB for the year ended December 31, 2001 (the "Form 10-KSB"). These forward-looking statements reflect only our opinion as of the date of this report and should not be relied upon. Medinex does not assume any obligation to revise forward-looking statements.

                                    Overview
                                   The Company

     Medinex Systems, Inc. and Subsidiaries ("Medinex" or the "Company"), a Delaware corporation, is located in Coeur d'Alene, Idaho. The Company commenced its current operations after acquiring technology developed by management on September 26, 1997.

     The Company develops, designs and markets software, services and websites for healthcare providers.

     Medinex previously developed and distributed web based software and services for the public policy and political markets, Votenet.com. Medinex sold the Votenet division in a management-led buyout in February 2001.

     Medinex previously operated a medical distribution company, Pinnacle Medsource, Inc., which specializes in wholesale distribution to providers and dealers of medical equipment for disabled and homebound patients. In October 2001, Medinex sold this division in an executive led buyout.

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

     The amount of consideration received by Pinnacle and Medinex was $325. The purchase price was the result of arm's-length negotiation between Purchaser, Pinnacle and Medinex, based on each party's evaluation of the fair market value of the Pinnacle assets sold.

Revenues

     Revenues are generated from medical transcription services, website development and hosting, Internet access, software licenses and advertising.

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

     Unbilled revenues consist of the unbilled portion of transcription recorders that have been sold on an installment plan that typically consists of five monthly installments.

Cost of Revenues

     Website development, consulting, and other services cost of revenues consist primarily of payroll costs for technology employees and web hosting/maintenance costs. Cost of product revenues primarily consists of the cost of digital recorders sold in conjunction with the Company's transcription service. Transcription cost of revenues consists of services provided by transcription subcontractors and payroll expense for the Company's quality control and customer service personnel.

Results of Operations

  Revenues

     Net revenues for the three months ended March 31, 2002 were $137,397 a decrease of approximately $ 100,000 from the net revenues of approximately $247,000 for the three months ended March 31, 2001. Most of the decline in revenues resulted from the Company's refocusing its sales efforts from lead pages to transcription services. For the three-month period ended March 31, 2001, lead pages sales accounted for 98% of total revenues and transcription services were not offered during that period. For the three month period ended March 31, 2002 lead pages accounted for only 24% of total revenues while the sale of transcription recorders and transcription services accounted for 64% of total revenues. In addition the majority of lead page revenues for the current period resulted from the recognition of deferred revenues from sales in prior periods but earned in the current period. Medinex expects its revenues to increase substantially in future periods as it meets the increased demand for transcription services and as the distribution of its other software products increases.

     At March 31, 2002 the Company had a balance of $41,256 in deferred revenue from lead pages as compared to a balance at March 31, 2001 of approximately $203,000.

     At March 31, 2002 the Company had a balance of $18,265 in unbilled revenue from the installment sale of transcription recorders. At March 31, 2001 the Company had a balance of $15,978 in unbilled revenue from the installment sale of leadpages.

Cost of Revenues

     Cost of revenues for the three months ended March 31, 2002 was $94,174 or 68% of net revenues as compared to approximately $35,000 or 14% of net revenues for the three months ended March 31, 2001. The goal of the Company is to reduce cost of revenues to approximately 60% of revenues, which it believes should be obtainable in future periods.

Gross profit

     Gross profit for the three months ended March 31, 2002 was $43,223 or 32% of net revenues as compared to a gross profit of approximately $212,000 or 86% of net revenues for the three months ended March 31, 2001.

     In the future, the mix of products and services the Company sells will affect Medinex's gross profit. Since Medinex has limited experience in predicting revenues and product mix, Medinex is not able to predict the gross profits it may generate in future periods. Medinex has and will continue to experience significant fluctuations in its operating results as the Company continues to transition from an Internet and services company to a software sales and products organization.

  Operating expenses

     For the three months ended March 31, 2002 operating expenses were $511,000 as compared to approximately $1,575,000 for the three months ended March 31, 2001. Operating expenses were reduced primarily from divesting businesses, reducing personnel, decreasing expenditures for advertising, marketing programs and professional service fees. The decrease in operating expenses continues to reflect our transition to the stage of deploying our products to and focusing on the medical market. Management expects volatility in future operating expenses due to personnel changes, changes in funding requirements, product development and marketing strategies.

     For the three months ended March 31, 2002 sales and marketing expense was $46,678 as compared to approximately $169,000 for the three months ended March 31, 2001.

     General and administrative expenses declined from approximately $979,000 for the three months ended March 31, 2001 to $431,000 for the three months ended March 31, 2002. The decrease was attributable to reductions in personnel and other cost reduction programs initiated by management.

     During the three months ended March 31, 2001 depreciation of fixed assets and amortization and impairment of intangible assets totaled approximately $427,000. As most necessary impairments to remaining intangibles had been recognized by December 31, 2001, no impairments were required during the three month period ended March 31, 2002 and depreciation of fixed assets and amortization of intangibles totaled $52,384 for the three months ended March 31, 2002.

  Interest income

     Interest expense for the three months ended March 31, 2002 was approximately $25,495 as compared to net interest income of approximately $2,000 for the same period in 2001. The increase was due primarily to interest accrued on promissory notes issue to vendors in August 2001 and interest accrued on loan from stockholder in March 2002.

  Loss from continuing operations

     Loss from continuing operations was $508,711 for the three months ended March 31, 2002 as compared with a loss from continuing operations of approximately $1,361,000 for the three months ended March 31, 2001.

  Loss from discontinued operations

     The loss from discontinued operations represents the loss attributable to the Company's Political division and Pinnacle Medsource, Inc. During the three month period ended March 31, 2001, while limited operations of the Company's Political division and Pinnacle Medsource, Inc. were still conducted by the Company the loss was $259,000. As both divisions had been sold prior to December 31, 2001, the Company incurred no loss from discontinued operations for the three months ended March 31, 2002.

  Net loss and loss per share

     Medinex's net loss applicable to common stockholders for the three months ended March 31, 2002 was $508,711 compared with a loss of $1,620,000 for the same period in 2001. The loss per basic and diluted share was $0.03 for the three months ended March 31, 2002 versus $ 0.13 for the three months ended March 31, 2001

Liquidity and capital resources

As of March 31, 2002, Medinex has cash and cash equivalents totaling $16,000 compared to $177,000 at December 31, 2001.

     For the three months ended March 31, 2002 and 2001 cash used in operating activities was $508,000 and $743,000, respectively. Cash used in operating activities consisted mostly of funding the Company's net operating losses.

     There was no cash provided by investing activities in the three months ended March 31, 2002 compared to $932,000 cash provided for the three months ended March 31, 2001. The decrease is primarily related to the sale of the Political division and the resulting effect on the termination of its operations.

     Cash provided by financing activities during the three months ended March 31, 2002 was $178,000 proceeds form borrowing; $123,000 proceeds from the issuance of stock and warrants and $34,000 from the collection of subscriptions receivable for a total of $335,000. During the three months ended March 31, 2001 cash provided was $4,000 proceeds from exercise of stock options.

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

     At the same time, management has reduced monthly expenses and implemented strict expense policies and procedures to control expenses going forward. The Company has reduced personnel in operations and general and administrative functions. As part of this plan, Medinex continues to reduce its emphasis on low margin sales, choosing to focus more on higher margin products and technology sales. The release and subsequent sale of the Medinex Office suite of products is expected to provide the Company with even higher margin products.

     Medinex estimates that its current cash balance will not be sufficient to fund its operations, working capital, capital expenditures, and business growth through the year 2002. The Company will be required to obtain additional sources of financing in the year 2002 to continue its operations. At its current stage of business development, Medinex's quarterly revenues and results of operations may be materially affected by, among other factors, development and introduction of products, time to market, market acceptance, demand for Medinex's products, the effects of competition, and general economic conditions. There can be no assurance that Medinex will be sufficiently funded during 2002 and therefore the independent auditors have indicated substantial doubt about the Company's ability to continue as a going concern in their report on the fiscal year 2001 financial statements. Our auditors have also indicated that absent external financing in the future, it is likely that we would receive a going concern qualification in the auditor's report on our December 31, 2002 financial statements. At this time, the Company has no established lines of credit and its only long-term debt consists of promissory notes issued to vendors of approximately $130,000 and a convertible debenture of $65,000 net of discount. All current long-term debt of the Company is payable in less than two years.

Product and Market Strategy

     The Medinex product and marketing strategy includes two solutions for the healthcare marketplace: MedMarket.com and Medinex Office Suite.

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

     Medinex believes that the Medinex Office Suite, which includes Medinex Office, MxSecure and MxTranscribe, are now ready to market to the growing healthcare industry.

     Consequently, Medinex intends to focus its efforts on generating sales of these products as a means of increasing revenues and achieving a substantial share of this segment of the healthcare market.

                           PART II. Other Information

Item 1. Legal Proceedings

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

     Medinex filed an action against Oron Strauss, a beneficial owner of the Company, in the District Court of Kootenai County, Coeur d'Alene, Idaho on December 1, 2000. Medinex alleged a breach of contract for Mr. Strauss' failure to repay a promissory note, and sought the balance due on the promissory note of $136,156.10, plus costs and fees. Mr. Strauss filed a counterclaim against Medinex for unrelated claims. Mr. Strauss sought an unspecified sum, in excess of $10,000, in damages. On or about April 11, 2002, the parties reached a settlement on this case and stipulated to the dismissal of all claims and counterclaims in this action.

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

Item 2. Changes in Securities and Use of Proceeds

During the three months ended March 31, 2002 the Company issued 825,000 common stock shares for $123,000 in cash; 83,334 common stock shares for board of director's fees at the fair market value of $22,500; 45,503 common stock shares for financing expenses at the fair market value of $15,563 and 5,000 shares for services at the fair market value of $1,350.

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

                       Medinex Systems, Inc. (Registrant)
                               Dated: May 15, 2002

                           By:
                              /s/ ANTHONY J. PAQUIN

                                Anthony J. Paquin
                      President and Chief Executive Officer

                       Medinex Systems, Inc. (Registrant)
                               Dated: May 15, 2002


                           By: /s/ DAVID C. PAQUIN

                                 DAVID C. PAQUIN
                             Chief Financial Officer