Form 10QSB
period 2002-06-30
MEDINEX SYSTEMS INC
filed 2002-08-14
CIK 1054709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              FOR THE QUARTER ENDED
                                  June 30, 2002

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

               215 Celebration Place, #500, Celebration, FL 34747
                                 (407) 559-1234
          (Address and telephone number of principal executive offices and principal place of business)

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                                      Outstanding Shares
                   Class                         as of Midnight August 2, 2002
                   -----                         -----------------------------
   Common Stock, par value $.01 per share                  18,566,838

  Transitional Small Business Disclosure Format (check one): Yes: / /  No: /X/

                              MEDINEX SYSTEMS, INC.
                                TABLE OF CONTENTS
                                     10-QSB



                                                                        Page
                                                                        ----
PART I     Financial Information

  Item 1   Financial Statements......................................     3

              Condensed Consolidated Balance Sheets at
                June 30, 2002 and December 31, 2001..................     3

              Condensed Consolidated Statements of
                Operations and Comprehensive Loss for
                the  Six Months Ended June 30, 2002 and 2001.........     4

              Condensed Consolidated Statements of Operations
                and Comprehensive Loss for Three Months
                Ended June 30, 2002..................................     5

              Condensed Consolidated Statements of Cash
                Flow for the Six Months Ended
                June 30, 2002 and 2001...............................     6

              Notes to Condensed Consolidated Financial Statements...     7

  Item 2   Management's Discussion and Analysis......................    11


PART II    Other Information

  Item 1   Legal Proceedings.........................................    17

  Item 2   Changes in Securities and Use of Proceeds.................    17

  Item 3   Defaults Upon Senior Securities...........................    17

  Item 4   Submission of Matters to a Vote of Security Holders.......    18

  Item 5   Other Information.........................................    18

  Item 6   Exhibits and Reports on Form 8-K..........................    18

Signatures     ......................................................    19

Exhibit 99.1   Statement Under Oath, Principal Executive Officer.....    19

Exhibit 99.2   Statement Under Oath, Principal Financial Officer.....    20

Part I. Financial Information
Item 1. Financial Statements


                              MEDINEX SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
            (UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA

                                                                     June 30,       December 31,
                                                                       2002            2001
                                                                     Unaudited      (Restated)
                                                                    -----------     -----------
ASSETS

Current Assets:
      Cash and cash equivalents                                     $      --       $       177
      Restricted cash                                                        52              52
      Accounts receivable, net of allowance for doubtful accounts            75            --
      Unbilled revenue                                                       21            --
      Inventory                                                               6            --
      Prepaid expenses and other assets                                       3              74
                                                                    -----------     -----------
          Total current assets                                              157             303
                                                                    -----------     -----------

      Property and equipment, net                                           118             228
      Investments                                                             3               3
      Patents and other intangibles                                          15            --
      Deposits                                                                9               4
                                                                    -----------     -----------
          Total assets                                              $       302     $       538
                                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

Current Liabilities:
      Accounts payable                                              $       604     $     1,120
      Overdrafts payable                                                     27            --
      Note payable, shareholder                                             545            --
      Accrued expenses                                                      275             262
                                                                    -----------     -----------
          Total current liabilities                                       1,451           1,382
                                                                    -----------     -----------

Long-Term Liabilities:
      Notes payable                                                         128             127
      Convertible debentures, net of discount                                67              63
                                                                    -----------     -----------
          Total long-term liabilities                                       195             190
                                                                    -----------     -----------

Net Liabilities of Discontinued Operations                                 --             1,106
Total Liabilities                                                         1,646           2,678
                                                                    -----------     -----------

      COMMITMENTS AND CONTINGENCIES                                       1,155            --
                                                                    -----------     -----------

Preferred stock, $0.01 par value, 10,000,000 shares
      authorized, no shares issued                                         --              --
Common stock, $0.01 pare value, 100,000,000 shares
      authorized, 18,566,838 and 16,923,080 shares issued
      and outstanding, repectively                                          186             169
Additional paid-in capital                                               44,610          43,844
Stock subscriptions receivable                                             --               (34)
Warrants                                                                     41              41
Accumulated deficit                                                     (47,336)        (46,160)
                                                                    -----------     -----------
          Total stockholders' equity (deficit)                           (2,499)         (2,140)
                                                                    -----------     -----------
          Total liabilities and stockholdrs' equity (deficit)       $       302     $       538
                                                                    ===========     ===========

     See the notes to condensed consolidated interim financial statements.

                              MEDINEX SYSTEMS, INC.
      CONDENSED CONSOLIDATED STATEMETS OF OPERATIONS AND COMPREHENSIVE LOSS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
            (UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA


                                                    Six Months Ended June 30
                                                                      2001
                                                      2002          Unaudited
                                                    Unaudited      (Restated)
                                                   -----------     -----------
Revenues, net                                      $       226     $      --

Total Cost of Revenue                                      161            --
                                                   -----------     -----------

Gross Profit                                                65            --
                                                   -----------     -----------
Operating expenses:
     Sales and marketing                                   166             107
     General and administrative                            851           1,478
     Amortization and depreciation                          38             264
     Stock-based compensation                               86              80
                                                   -----------     -----------
        Total operating expense                          1,141           1,929

Loss from continuing operations                         (1,076)         (1,929)
     Interest Income (expense), net                        (28)              2
     Other income (expense), net                            17            --
     Loss on disposal of assets                            (19)           --
                                                   -----------     -----------

Net loss from continuing operations                     (1,106)         (1,927)

Loss from discontinued operations                          (70)         (1,137)
                                                   -----------     -----------

Net loss available to common stockholders          $    (1,176)    $    (3,064)
                                                   ===========     ===========

Basic and diluted net loss per common
  share, continuing operations                     $     (0.06)    $     (0.16)
                                                   ===========     ===========

Basic and diluted net loss per common
  share, discontinued operations                   $       nil     $     (0.09)
                                                   ===========     ===========

Weighted average shares outstanding                 17,440,471      12,231,690
                                                   ===========     ===========


     See the notes to condensed consolidated interim financial statements.

      CONDENSED CONSOLIDATED STATEMETS OF OPERATIONS AND COMPREHENSIVE LOSS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002
            (UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)



                                                    Three Months Ended June 30
                                                                      2001
                                                      2002          Unaudited
                                                    Unaudited       (Restated)
                                                   ------------    ------------
Revenues, net                                      $        121    $       --

Total Cost of Revenue                                       100            --
                                                   ------------    ------------

Gross Profit                                                 21            --
                                                   ------------    ------------

Operating expenses:
    Sales and marketing                                     125              25
    General and administrative                              427             579
    Amortization and depreciation                            19              88
    Stock-based compensation                                 62              35
                                                   ------------    ------------
         Total operating expense                            633             727

Loss from continuing operations                            (612)           (727)
    Interest income (expense), net                          (20)           --
    Other income (expense), net                               2            --
                                                   ------------    ------------
Net loss from continuing operations                        (630)           (727)

Loss from discontinued operations                           (37)           (719)
                                                   ------------    ------------

Net loss available to common stockholders          $       (667)   $     (1,446)
                                                   ============    ============

Basic and diluted net loss per common share,
  continuing operations                            $      (0.04)   $      (0.06)
                                                   ============    ============

Basic and diluted net loss per common share,
  discontinued operations                          $        nil    $      (0.06)
                                                   ============    ============

Weighted average shares outstanding                  17,640,471      12,396,868
                                                   ============    ============


     See the notes to condensed consolidated interim financial statements.

                              MEDINEX SYSTEMS, INC.
                 CONDENSED CONSOLITDATED STATEMENTS OF CASH FLOW
            (UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)



                                                                 Six Months Ended June 30,
                                                                                  2001
                                                                   2002         Unaudited
                                                                 Unaudited      (Restated)
                                                                 ----------     ----------
Cash flows from operating activities:
Net loss                                                         $   (1,176)    $   (3,064)
Net loss from discontinued operations                                    70          1,137
Adjustments to reconcile net loss to net cash use in
   operating activities:
    Stock issued for services and compensation                           86             80
    Stock issued for financing                                           26           --
    Depreciation and amortization                                        38            264
    Loss on sale and disposal of property and equipment                  19             36
    Impairment of intangibles                                          --              243
    Loss on permanent impairment of investments                        --               94
Change in certain assets and liabilities:
    Accounts receivable and unbilled receivables, net                   (96)          --
    Inventory                                                            (6)          --
    Prepaid expenses and other current assets                           (71)            15
    Accounts payable                                                   (516)          (177)
    Overdrafts payable                                                   27           --
    Accrued expense and other liabilities                                13             39
    Net cash used by discontinued operations                           --              (21)
                                                                 ----------     ----------
Net cash used in operating activities                                (1,586)        (1,354)
                                                                 ----------     ----------

Cash flows from investing activities:
    Proceeds from sale of property and equipment                         12             99
    Proceeds from sale of discontinued operations                      --            1,150
    Patents and intangibles                                             (15)          --
    Investments in discontinued operations                              710           --
                                                                 ----------     ----------
Net cash provided by investing activities                               707          1,249
                                                                 ----------     ----------

Cash flows from financing activities:
    Proceeds from borrowing                                             545           --
    Proceeds from exercise of stock options                            --                3
    Proceeds from the issuance of stock and warrants                    157            100
                                                                 ----------     ----------
Net cash provided by financing activities                               702            103
                                                                 ----------     ----------

Net increase (decrease) in cash and cash equivalents                   (177)            (2)
Cash and cash equivalents at beginning of period                        177            117
                                                                 ----------     ----------

Cash and cash equivalents at the end of the period               $     --       $      115
                                                                 ==========     ==========

Supplimental cash flow disclosures
Non-cash transactions
    Stock issued for financing fees                              $       26     $     --
    Stock issued as director's fees                              $       45     $       80
    Stock issued for compensation                                $       41     $     --


     See the notes to condensed consolidated interim financial statements.

                              MEDNEX SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (UNAUDITED, IN WHOLE DOLLARS EXCEPT SHARE AND PER SHARE DATA)


NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company

     Medinex Systems, Inc. and Subsidiaries ("Medinex" or the "Company"), a Delaware corporation, was located in Coeur d'Alene, Idaho at June 30, 2002. The Company's Board of Directors has approved the relocation of Company's corporate headquarters to Celebration, Florida. The Company closed its Coeur d'Alene office and completed this move in August of 2002.

     The Company develops, designs and markets software, services and websites for healthcare providers.

     The Medinex product and marketing strategy includes four solutions for the physician, clinic, hospital and medical laboratory healthcare marketplace:
MxSecure, MxTranscribe, MxSites and Medinex Office.

     1. MxSecure is a highly secure electronic messaging system designed specifically for the healthcare industry. The system makes it very easy for healthcare professionals to send and receive encrypted messages (email, medical records, lab results). It also enables convenient, secure and Health Insurance Portability and Accountability Act (HIPAA)-compliant doctor-to-patient electronic communication. The system can be used to securely transmit and store medical files, lab reports and messages. The Company has filed a patent application on the MxSecure technology.

     2. MxTranscribe as an integrated Web-based transcription service and when combined with MxSecure and Medinex Office, provides a fast, accurate and cost-effective solution to a physician's transcription needs. Physicians and healthcare providers can dictate notes into handheld digital recorders and can have the Medienx team of skilled transcriptionists transcribe those notes and return via the proprietary Medinex web based document management system.

     3. MxSites is the Company's recently released web site design and hosting service. The Company's unique expertise in HIPAA related medical record management issues provides it with unique insights into the needs of its web site customers. The MxSites product is comprised of a series of pre-defined healthcare templates that make it easy and affordable for healthcare providers to deploy professional and HIPAA compliant web sites.

     4. Medinex Office is an Internet-based medical physician practice management software system. Medinex Office allows physicians to access all of their patient records from anywhere, at any time. Medinex Office is available to physicians throughout the United States through Medinex's Application Service Provider ("ASP"). Unlike many of its competitors that have not developed a pure ASP system, Medinex Office is fully web-based. This advantage places Medinex Office at the forefront of ASP based physician practice management software systems. International Data Corp. estimates the overall U.S. market for ASPs will grow from $200 million in 1999 to $6 billion in 2003.

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

     Medinex previously developed and distributed web based software and services for the public policy and political markets. Medinex sold substantially all of the assets of its Political division and subsidiary corporations to Votenet Solutions, Inc. in a management-led buyout in February 2001. The Company, however, retained ownership of the common stock of the Political division's subsidiary corporations and liability for a portion of those corporations accounts payable.

     Medinex previously operated a medical distribution company, Pinnacle Medsource, Inc., which specializes in wholesale distribution to providers and dealers of medical equipment for disabled and homebound patients. In August 2001, Medinex sold this division in an executive led buyout.

     During June 2002 Medinex sold the assets of its MedMarket division and 100% of the common stock of the subsidiary corporations of its former Political division to Delta Group, Inc.. ("The MedMarket Sale") As part of the consideration for the transaction, Delta Group, Inc. assumed responsibility for certain accounts payable of the Company. This sale is further described in Item 2 of this report under "Divestitures".

     The Company emerged from the development stage during 1999. The Company is subject to the risks and challenges associated with other companies at a similar stage of development including dependence on key individuals, successful development and marketing of its products and services, competition from substitute services and larger companies with greater financial, technical, management and marketing resources. Further, during the period required to develop commercially viable products, services and sources of revenues, the Company will require additional funds.

     The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report (Commission File Number 000-26337) filed on Form 10-KSB for the fiscal year ended December 31, 2001. The financial information included herein reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three-month and six-month periods ended June 30, 2002 and 2001 are not necessarily indicative of operating results for the entire year.

     The condensed consolidated financial statements contained in this report state all amounts other than share and per share data in thousands of dollars. For ease of reading and understanding, in these accompanying notes to the financial statements and in management's discussion and analysis, all amounts, other than share and per share data are stated in whole dollars.


Basis of Presentation

     The accompanying financial statements have been prepared on a going concern-basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At June 30, 2002 the Company has a working capital deficit of $1,294,000, an accumulated deficit of $47,336,000 and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

                              MEDINEX SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          (UNAUDITED, IN WHOLE DOLLARS EXCEPT SHARE AND PER SHARE DATA)


NOTE 2 - COMMON STOCK

     During the three months ended June 30, 2002 the Company issued 281,250 common stock shares for board of director's fees at the fair market value of $22,500; 50,643 common stock shares for payment to vendor in lieu of cash at the fair market value of $10,129; 250,000 shares for services at the fair market value of $42,500 and 100,000 shares to Delta Group as part of the sale of MedMarket at a fair market value of $8,000.

     Based on the issuance of stock underlying stock options, warrants, and convertible debt, including all antidilutive issuances, the Company would, as of June 30, 2001, have approximately 35,000,000 shares outstanding on a fully converted basis.


NOTE 3 - COMMON STOCK OPTIONS

     During the three month period ended June 30, 2002 the Company granted 50,000 common stock options exercisable at $0.17, which begin to vest at 16,666 options per year on May 29, 2003.


NOTE 4 - NOTE PAYABLE

     During the three month period ended March 31, 2002 a shareholder advanced $175,000 to the Company and an additional $370,000 during the three-month period ended June 30, 2002 for a total through June 30, 2002 of $545,000. A promissory note for $545,000 has been issued to the shareholder. The note accrues interest at an annual rate of 12%. Accrued interest on the note at June 30, 2002 was $12,556. Principal and accrued interest are payable on December 31, 2002. At the option of the note-holder, all or any part of the principal amount and accrued interest may be converted to Medinex common stock at the lowest price that the Company's common stock has been sold during the term of the promissory note. The company sold common stock at $0.05 per share during July 2002. If the shareholder were to elect to convert the entire principal and accrued interest balance at June 30, 2002, the conversion would result in the issuance of 11,151,120 shares of the Company common stock.


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

     The portion of accounts payable assumed by Delta Group, Inc. in the MedMarket Sale for which the Company believes it may have some continuing liability in the event that Delta Group does not satisfy these debts, has been classified by the Company as contingent liabilities.

                              MEDINEX SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          (UNAUDITED, IN WHOLE DOLLARS EXCEPT SHARE AND PER SHARE DATA)



NOTE 7 - SEGMENT INFORMATION

     Historically, the Company has identified two distinct reportable segments: political and medical. The Company has sold its political division in February 2001 and has restated the financial statements to reflect the political segment as discontinued operations. In addition the Company has restated the financial statements further to reflect the income and expenses of its MedMarket operations as discontinued operations. There are no longer any reportable segments.


NOTE 8 - RELATED PARTY TRANSACTIONS

     From January 1998 through November 16, 2001, Gary S. Paquin, the President of Delta Group, Inc., the purchaser of the MedMarket Sale, was a director, officer and principal shareholder of Medinex. Gary S. Paquin is also the brother of Anthony J. Paquin, who is the President and Chief Executive Officer of Medinex. As of April 2, 2002 Gary S. Paquin owned 832,760 shares of Medinex common stock. Subsequent to the transaction, there will be no other material relationship between Delta Group, Inc. and its affiliates, on the one hand, and Medinex and its affiliates on the other hand. Previously the Delta Group, Inc. acted as a consultant to Medinex in the development of web sites and other services sold through MedMarket. Because of relationship between the parties, the MedMarket Sale has been treated as a capital transaction and the gain realized by the Company of the sale does not affect the statement of operations for the Company. The gain from the sale has been added to the Company's additional paid in capital.

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


                                    Overview
                                   The Company

     Medinex Systems, Inc. and Subsidiaries ("Medinex" or the "Company"), a Delaware corporation, was located in Coeur d'Alene, Idaho at June 30, 2002. The Company's Board of Directors has approved the relocation of Company's corporate headquarters to Celebration, Florida. The Company closed its Coeur d'Alene office and completed this move in August of 2002.

     The Company develops, designs and markets software, services and websites for healthcare providers.

     Medinex previously developed and distributed web based software and services for the public policy and political markets. Medinex sold the Votenet division in a management-led buyout in February 2001.

     Medinex previously operated a medical distribution company, Pinnacle Medsource, Inc., which specializes in wholesale distribution to providers and dealers of medical equipment for disabled and homebound patients. In October 2001, Medinex sold this division in an executive led buyout.

     The Company emerged from the development stage during 1999. The Company is subject to the risks and challenges associated with other companies at a similar stage of development including dependence on key individuals, successful development and marketing of its products and services, competition from substitute services and larger companies with greater financial, technical, management and marketing resources. Further, during the period required to develop commercially viable products, services and sources of revenues, the Company will require additional funds.


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

     On June 28, 2002, Medinex sold all of the capital stock of MedMarket, Inc., DiscountMedBooks, Inc., and its former Political division's subsidiaries, which included Net.Capital, Inc., Raintree Communications Corporation, Public Disclosure, Inc., and U.S. Congress Handbooks, Inc. to the Delta Group, Inc. The report filed with the Securities and Exchange Commission July 1, 2002 on form 8-K describes this sale in detail and includes as an exhibit the Stock Purchase Agreement by and between Delta Group, Inc. and Medinex Systems, Inc.

     As explained above, the MedMarket Sale has been considered by the Company to be a related party transaction. In accordance with the reporting requirements of the Securities and Exchange Commission and in accordance with generally accepted accounting principles, the Stock Purchase Agreement between Delta Group, Inc. and Medinex has been treated as a capital transaction. As a result, although the effect of the transaction on the operating results for the Company was minimal, the transaction did have significant impact on the assets, liabilities and equity of the Company as described below.


 Accounts Receivable:
 -------------------

     At the closing of the sale to Delta Group, the Company's accounts receivable included $102,526 of receivables attributable to MedMarket sales. These receivables were transferred to Delta Group and the Company's receivables reduced accordingly. These receivables were for prior year's sales and considered doubtful by the Company at December 31, 2001 and an allowance for the full amount of $102,526 was posted at December 31, 2001. At the closing of the sale the allowance for doubtful accounts was reduced by $102,526.


 Property and Equipment:
 ----------------------

     A minimal amount of equipment and furniture was transferred to Delta Group. The depreciated value of this property and equipment was $16,940.


 Intangibles:
 -----------

     At the closing of the sale to Delta Group, the Company had an amortized balance of $279,008 in intangible assets consisting of Goodwill and Customer Base. This entire amount was sold by the Company in conjunction with the sale to Delta Group. And the company has no remaining intangible assets at June 30, 2002.


 Accounts payable:
 ----------------

     In  accordance  with  the  terms  of the  Agreement,  Delta  Group  assumed
responsibility  for  vendor  accounts  payable,   formerly  carried  as  current
liabilities of the Company, in the total amount of $1,638,636.

     Of this total amount, $670,262 represent liabilities to Medinex which will have no further recourse and are treated as an increase in the Company's additional paid-in capital. This amount represented aged payables of MedMarket and/or the subsidiary corporations of the Political division acquired by Delta Group. These aged payables are from a group of vendors that the Company believes are solely the responsibility of the divested entities and that the vendors represented have no recourse to the Company for payment.

     The remaining $968,374 of accounts payable assumed by Delta Group, the Company has reclassified from current accounts payable to contingent liabilities on the basis that the Company may have some exposure from future efforts on the part of the vendors involved to collect the monies due them. As Delta Group settles the accounts included in this category of the accounts payable assumed by them, the contingent liabilities of the Company are expected to be reduced accordingly.

     Because of the aging of accounts payable and the Company's not being able to project sufficient funding to settle these accounts in the foreseeable future, at December 31, 2001 the Company posted an accrued expense in the amount of $420,000 as a provision for potential interest and finance charges that might be added to the principal balance of these accounts. As a result of the assumption of the payables by Delta Group, this accrued expense liability has been reduced by $129,759 as the pro rata portion attributable to the $670,262 of non-recourse payables and an additional $187,347 has been reclassified from accrued expenses to contingent liabilities.


 Additional Paid-in Capital:
 --------------------------

     The net gain resulting from the above accounting treatments for the transactions resulting from the sale to Delta Group had the effect of increasing Additional Paid in Capital by $536,921 at June 30, 2002. From January 1998 through November 16, 2001, Gary S. Paquin, the President of Delta Group, Inc., the purchaser of the MedMarket Sale, was a director, officer and principal shareholder of Medinex. Gary S. Paquin is also the brother of Anthony J. Paquin, who is the President and Chief Executive Officer of Medinex. As of April 2, 2002 Gary S. Paquin owned 832,760 shares of Medinex common stock. Subsequent to the transaction, there will be no other material relationship between Delta Group, Inc. and its affiliates, on the one hand, and Medinex and its affiliates on the other hand. Previously the Delta Group, Inc. acted as a consultant to Medinex in the development of web sites and other services sold through MedMarket. Because of relationship between the parties, the MedMarket Sale has been treated as a capital transaction and the gain realized by the Company of the sale does not affect the statement of operations for the Company. The gain from the sale has been added to the Company's additional paid in capital.


Revenues

     Revenues are generated from medical transcription services, consulting services and software licenses.

     Revenues for transcription services are recognized on a monthly basis for the services provided. Revenues for consulting services are recognized on the basis of percentage of contract completed.

     Unbilled   revenues  consist  of  the  unbilled  portion  of  transcription recorders that have been sold on an installment plan that typically consists of five monthly installments.


Cost of Revenues

     Consulting cost of revenues consist primarily of payroll costs for technology employees. Cost of product revenues primarily consists of the cost of digital recorders sold in conjunction with the Company's transcription service. Transcription cost of revenues consists of services provided by transcription subcontractors and payroll expense for the Company's quality control and customer service personnel.

Results of Operations

Revenues

     Net revenues, from continuing operations, for the three months and six months ended June 30, 2002 were $120,942, and $225,572 respectively, compared to no revenues for the three months and six months ended June 30, 2001. For the three months and six months ended June 30, 2001 lead page sales and other services offered by the MedMarket division of the Company accounted for 100% of revenues of the Company. These revenues have been eliminated from the restated financial statements due to the subsequent sale of the MedMarket division. The transcription and consulting services offered by the Company during the three months and six months ended June 30, 2002 were not offered during the comparable periods in 2001. For the three months and six months ended June 30, 2002, as restated for continuing operations, all revenues were generated through the sale of transcription and consulting services.

     At June 30, 2002 the Company had a balance of $20,314 in unbilled revenue from the installment sale of transcription recorders. At June 30, 2001 the Company had no unbilled revenues. No installment sales of recorders had been done at that time.


Cost of Revenues

     Cost of revenues for the three months ended June 30, 2002 was $100,312 or 83% of net revenues and $160,751 or 71% of net revenues for the six months ended June 30, 2002. The goal of the Company is to reduce cost of revenues to approximately 60% of revenues, which it believes should be obtainable in future periods.


Gross profit

     Gross profit for the three months and six months ended June 30, 2002 was $20,630 and $64,821 respectively As restated, there was no gross profit generated in the comparable periods in 2001.

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


Operating expenses

     For the three months ended June 30, 2002 operating expenses were $633,000 as compared to approximately $727,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002 operating expenses were $1,141,000 as compared to approximately $1,929,000 for the six months ended June 30, 2001. Operating expenses were reduced primarily from divesting businesses, reducing personnel, decreasing expenditures for advertising, marketing programs and professional service fees. The decrease in operating expenses continues to reflect our transition to the stage of deploying our products to and focusing on the medical market. Management expects volatility in future operating expenses due to personnel changes, changes in funding requirements, product development and marketing strategies.

     For the three months and six months ended June 30, 2002 sales and marketing expense was approximately $125,000 and $166,000 respectively as compared to approximately $25,000 and $107,000 for the comparable periods in 2001. The increase was attributable to the increase in payroll expense for sales representatives who were selling the Company's products during the current periods. The Company did not have these payroll expenses in the prior periods as the products were not available for sale.

     General and administrative expenses declined from approximately $579,000 for the three months ended June 30, 2001 to approximately $427,000 for the three months ended June 30, 2002, and declined from approximately $1,478,000 for the six months ended June 30, 2001 to approximately $851,000 for the six months ended June 30, 2002. The decrease was attributable to reductions in personnel and other cost reduction programs initiated by management.

     During the three months and six months ended June 30, 2001 depreciation of fixed assets and amortization and impairment of intangible assets totaled approximately $88,000 and $264,000 respectively. As most necessary impairments to remaining intangibles had been recognized by December 31, 2001, no impairments were required during the three month and six month periods ended June 30, 2002 and depreciation of fixed assets and amortization of intangibles totaled $19,000 and $38,000 for the three and six months ended June 30, 2002.


Interest income

     Net interest expense for the three months and six months ended June 30, 2002 was approximately $20,000 and $28,000 as compared to no net interest for the three months ended June 30, 2001 and other income of approximately $2,000 for the three months and $17,000 for the six months ended June 30, 2001. The increase in interest expense was due primarily to interest accrued on promissory notes issue to vendors in August 2001 and interest accrued on loans from stockholder made during the current periods.


Loss from continuing operations

     Loss from continuing operations was $630,000 for the three months ended June 30, 2002 as compared with a loss from continuing operations of approximately $727,000 for the three months ended June 30, 2001. Loss from continuing operations for the six months ended June 30, 2002 was $1,106,000 as compared with a restated loss from continuing operations of approximately $1,927,000 for the six months ended June 30, 2001.


Loss from discontinued operations

     The loss from discontinued operations represents the net loss attributable to the Company's Political division; Pinnacle Medsource, Inc. and the Company's MedMarket division. During the three months and six months ended June 30, 2001, while limited operations of the Company's Political division and Pinnacle Medsource, Inc. and the operations of the MedMarket division were still conducted by the Company the combined loss was approximately $719,000 for the three months and approximately $1,137,000 for the six months ended June 30, 2001. The Company incurred a loss from discontinued operations for the three months and six months ended June 30, 2002 of $37,000 and $70,000 respectively.


Net loss and loss per share

     Medinex's net loss applicable to common stockholders for the three months and six months ended June 30, 2002 was $667,000 and $1,176,000 compared with losses of $1,446,000 and $3,064,000 for the same periods in 2001. The losses per basic and diluted share were $0.04 and $0.06 for the three months and six months ended June 30, 2002 versus $ 0.06 and $0.16 for the three months and six months ended June 30, 2001.


Liquidity and capital resources

     At June 30, 2002, Medinex had a zero balance of cash and cash equivalents and overdrafts payable totaling $27,000 compared to cash and cash equivalents of $177,000 at December 31, 2001. The overdraft payables balance at June 30, 2002 was a result of un-cleared deposits. Overdrafts were paid and positive cash balance was restored on July 2, 2002.

     For the six months ended June 30, 2002 and 2001 cash used in operating activities was $1,586,000 and $1,354,000, respectively. Cash used in operating activities consisted mostly of funding the Company's net operating losses.

     Net cash provided by investing activities in the six months ended June 30, 2002 was $707,000 compared to $1,249,000 cash provided for the six months ended June 30, 2001. The decrease is primarily related to the sale of the Political division and the resulting effect on the termination of its operations.

     Cash provided by financing activities during the six months ended June 30, 2002 was $702,000. During the six months ended June 30, 2001 cash provided by financing activities was $103,000.

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

     Medinex estimates that its current cash balance will not be sufficient to fund its operations, working capital, capital expenditures, and business growth through the year 2002. The Company will be required to obtain additional sources of financing in the year 2002 to continue its operations. At its current stage of business development, Medinex's quarterly revenues and results of operations may be materially affected by, among other factors, development and introduction of products, time to market, market acceptance, demand for Medinex's products, the effects of competition, and general economic conditions. There can be no assurance that Medinex will be sufficiently funded during 2002 and therefore the independent auditors have indicated substantial doubt about the Company's ability to continue as a going concern in their report on the fiscal year 2001 financial statements. Our auditors have also indicated that absent external financing in the future, it is likely that we would receive a going concern qualification in the auditor's report on our December 31, 2002 financial statements. At this time, the Company has no established lines of credit and its only long-term debt consists of promissory notes issued to vendors of approximately $128,000; a convertible debenture of $67,000 net of discount and note payable to a shareholder in the principal amount of $545,000. All current long-term debt of the Company is payable in less than two years.


Product and Market Strategy

     The Medinex product and marketing strategy includes four solutions for the physician, clinic, hospital and medical laboratory healthcare marketplace:
MxSecure, MxTranscribe, MxSites and Medinex Office.

     1. MxSecure is a highly secure electronic messaging system designed specifically for the healthcare industry. The system makes it very easy for healthcare professionals to send and receive encrypted messages (email, medical records, lab results). It also enables convenient, secure and Health Insurance Portability and Accountability Act (HIPAA)-compliant doctor-to-patient electronic communication. The system can be used to securely transmit and store medical files, lab reports and messages. The Company has filed a patent application on the MxSecure technology.

     2. MxTranscribe as an integrated Web-based transcription service and when combined with MxSecure and Medinex Office, provides a fast, accurate and cost-effective solution to a physician's transcription needs. Physicians and healthcare providers can dictate notes into handheld digital recorders and can have the Medienx team of skilled transcriptionists transcribe those notes and return via the proprietary Medinex web based document management system.

     3. MxSites is the Company's recently released web site design and hosting service. The Company's unique expertise in HIPAA related medical record management issues provides it with unique insights into the needs of its web site customers. The MxSites product is comprised of a series of pre-defined healthcare templates that make it easy and affordable for healthcare providers to deploy professional and HIPAA compliant web sites.

     4. Medinex Office is an Internet-based medical physician practice management software system. Medinex Office allows physicians to access all of their patient records from anywhere, at any time. Medinex Office is available to physicians throughout the United States through Medinex's Application Service Provider ("ASP"). Unlike many of its competitors that have not developed a pure ASP system, Medinex Office is fully web-based. This advantage places Medinex Office at the forefront of ASP based physician practice management software systems. International Data Corp. estimates the overall U.S. market for ASPs will grow from $200 million in 1999 to $6 billion in 2003.

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


                           PART II. Other Information

Item 1. Legal Proceedings

     Riverbend #1, LLC ("Riverbend") filed a complaint against Medinex on September 26, 2001 in Kootenai County, Idaho, as Case No. CV-01-6248. Riverbend was seeking an amount in excess of $340,000 for unpaid rent under a written lease for office space located in Post Falls, Idaho. Subsequent to the filing of this action, Medinex located a replacement tenant for the office space. Riverbend filed a motion for summary judgment on December 20, 2001, seeking judgment against Medinex in the amount of $181,221. Medinex and Riverbend are currently in settlement negotiations on this issue.

     Advantage  Human  Resourcing,  LP  (Advantage)  filed a  complaint  against
Medinex in the Superior Court of the District of Columbia on January 5, 2001. Advantage alleged a breach of contract arising out of a real estate lease and sought damages of $145,443, plus costs and fees. Both parties agreed to settle the dispute for the sum of $100,000, all due and payable on July 1, 2002. However, Advantage subsequently refused to sign the settlement documents and Medinex filed a motion with the court to enforce the settlement agreement. On January 11, 2002, the court granted Medinex's motion and dismissed the case without prejudice based on the terms of the settlement agreement. Medinex has not made a payment pursuant to this agreement.

     Medinex filed an action against Oron Strauss, a beneficial owner of the Company, in the District Court of Kootenai County, Coeur d'Alene, Idaho on December 1, 2000. Medinex alleged a breach of contract for Mr. Strauss' failure to repay a promissory note, and sought the balance due on the promissory note of $136,156, plus costs and fees. Mr. Strauss filed a counterclaim against Medinex for unrelated claims. Mr. Strauss sought an unspecified sum, in excess of $10,000 in damages. On or about April 11, 2002, the parties reached a settlement on this case and stipulated to the dismissal of all claims and counterclaims in this action.

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


Item 2. Changes in Securities and Use of Proceeds

     During the three months ended June 30, 2002 the Company issued 281,250 common stock shares for board of director's fees at the fair market value of $22,500; 50,643 common stock shares as a vendor payment at the fair market value of $10,129; 250,000 shares for services at the fair market value of $42,500 and 100,000 shares contributed as part of the sale to Delta Group at a fair market value of $8,000 .


Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held on May 30, 2002 in Celebration, Florida to consider and vote on three proposals as follows:

     1. Elect two Class III Directors to serve until Medinex's 2005 annual meeting or until their successors are duly elected and qualified.
     2. Ratify the selection of Williams & Webster, P.S. as Medinex's independent auditors for the year ending December 31, 2002.
     3. Authorize an amendment to the Company's Articles of Incorporation to increase the authorized shares of Common Stock to 100 million shares and increase the authorized shares of Preferred Stock to 10 millions shares.

     For further information, see the Proxy Statement pursuant to Section 14(a), dated April 14, 2002 for the Annual Meeting of May 30, 2002.

     A majority of shareholders present at the meeting, in person or by proxy, voted to approve each proposal.


Item 5.  Other Information

     On May 29, 2002, the Company's Board of Directors appointed Anthony J. Paquin as Chief Financial Officer to fill the vacancy left by the departure of David C. Paquin. Anthony J. Paquin also serves as President and Chief Executive Officer.


Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits:

                None


         (b)    Reports on Form 8-K

                None

                                                                    EXHIBIT 99.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Medinex Systems, Inc. on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


                                         /s/ Anthony J. Paquin
                                         ----------------------------
                                         Anthony J. Paquin
                                         Chief Executive Officer
                                         August 13, 2002





                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       Medinex Systems, Inc. (Registrant)

                             Dated: August 13, 2002


                            By: /s/ ANTHONY J. PAQUIN
                                ---------------------

                                Anthony J. Paquin
         President, Chief Executive Officer and Chief Financial Officer

                                                                    EXHIBIT 99.2




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Medinex Systems, Inc. on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


                                         /s/ Anthony J. Paquin
                                         ----------------------------
                                         Anthony J. Paquin
                                         Chief Financial Officer
                                         August 13, 2002