Form 10QSB
period 2002-09-30
MEDINEX SYSTEMS INC
filed 2002-11-14
CIK 1054709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                   FORM 10-QSB

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              FOR THE QUARTER ENDED
                               September 30, 2002

                        Commission file number 000-26337

                                 ---------------

                              MEDINEX SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                     Delaware                           82-0514605
          ------------------------------            -------------------
            (State or jurisdiction of               (I. R. S. Employer
          incorporation or organization)            Identification No.)


               215 Celebration Place, #500, Celebration, FL 34747
                                 (407) 559-1234
              ----------------------------------------------------
              (Address and telephone number of principal executive
                    offices and principal place of business)

                                -----------------

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes /X/      No:/ /
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                                       Outstanding Shares
                  Class                         as of Midnight November 12, 2002
                  -----                         --------------------------------
  Common Stock, par value $.01 per share                   21,041,843

     Transitional Small Business Disclosure Format (check one): Yes / /  No /X/

                              MEDINEX SYSTEMS, INC.
                                TABLE OF CONTENTS
                                     10-QSB



                                                                           Page

PART I         Financial Information

  Item 1    Financial Statements........................................     3

               Condensed Consolidated Balance Sheets at September 30,
               2002 and December 31, 2001...............................     3

               Condensed Consolidated Statements of Operations and Comprehensive Loss for the Nine Months Ended
               September 30, 2002 and 2001..............................     4

               Condensed Consolidated Statements of Operations and Comprehensive Loss for Three Months Ended
               September 30, 2002.......................................     5

               Condensed Consolidated Statements of Cash Flow for the
               Nine Months Ended September 30, 2002 and 2001............     6

               Notes to Condensed Consolidated Financial Statements.....     7

  Item 2    Management's Discussion and Analysis........................    11

PART II        Other Information

  Item 1    Legal Proceedings...........................................    16

  Item 2    Changes in Securities and Use of Proceeds...................    17

  Item 3    Defaults Upon Senior Securities.............................    17

  Item 4    Submission of Matters to a Vote of Security Holders.........    17

  Item 5    Other Information...........................................    18

  Item 6    Exhibits and Reports on Form 8-K............................    18

Signatures     .........................................................    21

Exhibit A      .........................................................    22

Part I. Financial Information
Item 1. Financial Statements

                                 Medinex Systems, Inc.
                                     Balance Sheets
                                     (In thousands)

                                                      September 30,      December 31,
                                                          2002               2001
                                                        Unaudited         (Restated)
                                                      -------------      -------------
ASSETS

Current Assets:
     Cash and cash equivalents                        $          58      $         177
     Restricted cash                                             53                 52
     Accounts receivable, net of allowance
       for doubtful accounts                                    121                 --
     Unbilled revenue                                             3                 --
     Inventory                                                    9                 --
     Prepaid expenses and other assets                           --                 74
                                                      -------------      -------------

         Total current assets                                   244                303
                                                      -------------      -------------

     Property and equipment, net                                 78                228
     Investments                                                  3                  3
     Deposits                                                    10                  4
                                                      -------------      -------------

         Total assets                                 $         335      $         538
                                                      =============      =============

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

Current Liabilities:
     Accounts payable                                 $         492      $       1,120
     Convertible debentures, net of discount                     69                 --
     Notes payable                                              309                 --
     Accrued expenses                                           335                262
                                                      -------------      -------------

         Total current liabilities                            1,205              1,382
                                                      -------------      -------------
Long-Term Liabilities:
     Notes payable                                               --                127
     Convertible debentures, net of discount                     --                 63
     Notes payable, shareholder                                 791                 --
                                                      -------------      -------------

         Total long-term liabilities                            791                190
                                                      -------------      -------------

Net Liabilities of Discontinued Operations                       --              1,106

Total Liabilities                                             1,996              2,678
                                                      -------------      -------------

     COMMITMENTS AND CONTINGENCIES                            1,155                 --
                                                      -------------      -------------
Preferred stock, $0.01 par value, 10,000,000
     shares authorized, no shares issued                         --                 --
Common stock, $0.01 pare value, 100,000,000
     shares authorized, 21,041,843 and 16,923,080
     shares issued and outstanding, repectively                 210                169
Additional paid-in capital                                   44,723             43,844
Stock subscriptions receivable                                   --                (34)
Warrants                                                         41                 41
Accumulated deficit                                         (47,790)           (46,160)
                                                      -------------      -------------

         Total stockholders' equity (deficit)                (2,816)            (2,140)
                                                      -------------      -------------
         Total liabilities and stockholders'
         equity (deficit)                             $         335      $         538
                                                      =============      =============

          See the notes to condensed consolidated interim financial statements

                                          Medinex Systems, Inc.
                                        Statements of Operations
                            (In thousands, except share and per share amounts)

                                                                         Nine Months Ended September 30,
                                                                            2002               2001
                                                                          Unaudited          Unaudited
                                                                                             (Restated)
                                                                         ------------       ------------
Revenues, net                                                            $        449       $         11

Total Cost of Revenue                                                             296                 10
                                                                         ------------       ------------

Gross Profit                                                                      153                  1
                                                                         ------------       ------------
Operating expenses:
     Sales and marketing                                                          220                 --
     General and administrative                                                 1,186              1,971
     Amortization and depreciation                                                140                264
     Stock-based compensation                                                     136                 80
                                                                         ------------       ------------
        Total operating expense                                                 1,682              2,315

Loss from continuing operations                                                (1,529)            (2,314)
     Interest Income (expense), net                                               (49)                 3
     Other income (expense), net                                                   45                 --
     Loss on disposal of assets                                                   (19)                --
                                                                         ------------       ------------

Net loss from continuing operations before income taxes                        (1,552)            (2,311)

Income taxes                                                                       --                 --
                                                                         ------------       ------------

Loss from discontinued operations, net of income taxes                            (78)            (1,369)
                                                                         ------------       ------------

Net loss available to common stockholders                                $     (1,630)      $     (3,680)
                                                                         ============       ============

Basic and diluted net loss per common share, continuing operations       $      (0.08)      $      (0.19)
                                                                         ============       ============

Basic and diluted net loss per common share, discontinued operations     $      Nil         $      (0.11)
                                                                         ============       ============

Weighted average shares outstanding                                        18,692,561         12,369,376
                                                                         ============       ============

                  See the notes to condensed consolidated interim financial statements

                                            Medinex Systems, Inc.
                                          Statements of Operations
                             (In thousands, except share and per share amounts)

                                                                         Three Months Ended September 30,
                                                                             2002                 2001
                                                                          Unaudited            Unaudited
                                                                                               (Restated)
                                                                         ------------         ------------
Revenues, net                                                            $        224         $         11

Total Cost of Revenue                                                             136                   10
                                                                         ------------         ------------

Gross Profit                                                                       88                    1

Operating expenses:
    Sales and marketing                                                            54                   --
    General and administrative                                                    335                  464
    Amortization and depreciation                                                 102                   --
    Stock-based compensation                                                       50                   --
                                                                         ------------         ------------
         Total operating expense                                                  541                  464

Loss from continuing operations                                                  (453)                (463)
    Interest income (expense), net                                                 13                   --
    Other income (expense), net                                                    (6)                  --
                                                                         ------------         ------------

Net loss from continuing operations before income taxes                          (446)                (463)

Income taxes                                                                       --                   --
                                                                         ------------         ------------

Loss from discontinued operations, net of income taxes                             (8)                (153)
                                                                         ------------         ------------

Net loss available to common stockholders                                $       (454)        $       (616)
                                                                         ============         ============

Basic and diluted net loss per common share, continuing operations       $      (0.02)        $      (0.04)
                                                                         ============         ============

Basic and diluted net loss per common share, discontinued operations     $      Nil           $      (0.01)
                                                                         ============         ============

Weighted average shares outstanding                                        19,478,030           12,882,971
                                                                         ============         ============

                    See the notes to condensed consolidated interim financial statements

                                      Medinex Systems, Inc.
                                    Statements of Cash Flows
                                         (In thousands)

                                                               Nine Months Ended September 30,
                                                                  2002               2001
                                                                Unaudited          Unaudited
                                                                                   (Restated)
                                                               ------------       ------------
Cash flows from operating activities:
Net loss                                                       $     (1,630)      $     (3,680)
Net loss from discontinued operations                                    78              1,369
Adjustments to reconcile net loss to net cash use in
   operating activities:
    Stock issued for services and compensation                          115                 80
    Stock issued for financing and interest expense                      38                 --
    Depreciation and amortization                                       140                264
    Loss (gain) on sale and disposal of property
      and equipment                                                     (19)                36
    Impairment of intangibles                                            15                243
    Loss on permanent impairment of investments                          --                 95
Change in certain assets and liabilities:
    Accounts receivable and unbilled receivables, net                  (124)               284
    Inventory                                                            (9)                --
    Prepaid expenses and other current assets                            74                (60)
    Accounts payable                                                    563              1,035
    Accrued expense and other liabilities                               104                 96
    Deferred revenue                                                     --               (250)
    Net cash used by discontinued operations                             --                (21)
                                                               ------------       ------------
Net cash used in operating activities                                  (655)              (509)
                                                               ------------       ------------

Cash flows from investing activities:
    Deposits                                                             (6)                --
    Proceeds from sale of property and equipment                         12                124
    Proceeds from sale of discontinued operations                        --              1,475
    Patents and intangibles                                             (15)                --
    Investments in discontinued operations                             (623)            (1,194)
                                                               ------------       ------------
Net cash provided (used) by investing activities                       (632)               405
                                                               ------------       ------------

Cash flows from financing activities:
    Proceeds from borrowing                                             948                 60
    Proceeds from exercise of stock options                              --                  3
    Proceeds from the issuance of stock and warrants                    220                115
                                                               ------------       ------------
Net cash provided by financing activities                             1,168                178
                                                               ------------       ------------

Net increase (decrease) in cash and cash equivalents                   (119)                74
Cash and cash equivalents at beginning of period                        177                117
                                                               ------------       ------------

Cash and cash equivalents at the end of the period             $         58       $        191
                                                               ============       ============

Supplimental cash flow disclosures
Non-cash transactions
    Stock issued for financing fees                            $         38       $         --
    Stock issued as director's fees                            $         61       $         80
    Stock issued for compensation and services                 $         54       $         --
    Stock issued in disposition of Med Market                  $          8       $         --
    Stock issued for accounts payable                          $         36       $         --
    Gain on Medmarket transaction recorded as
      an increase in additional paid in capital                $        537       $         --


             See the notes to condensed statements of interim financial statements.

                              MEDNEX SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (UNAUDITED, IN WHOLE DOLLARS EXCEPT SHARE AND PER SHARE DATA)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company

     Medinex Systems, Inc. and Subsidiaries ("Medinex" or the "Company"), a Delaware corporation, was located in Celebration, Florida at September 30, 2002. The relocation of the Company's corporate headquarters from its former location in Coeur d'Alene, Idaho to Celebration, Florida was completed in August 2002.

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

     2. MxTranscribe is an integrated Web-based transcription service and when combined with MxSecure and Medinex Office, provides a fast, accurate and cost-effective solution to a physician's transcription needs. Physicians and healthcare providers can dictate notes into handheld digital recorders and can have the Medinex team of skilled transcriptionists transcribe those notes and return via the proprietary Medinex web based document management system.

     3. MxSites is the Company's recently released website design and hosting service. The Company's unique expertise in HIPAA related medical record management issues provides it with unique insights into the needs of its website customers. The MxSites product is comprised of a series of pre-defined healthcare templates that make it easy and affordable for healthcare providers to deploy professional and HIPAA compliant websites.

     4. Medinex Office is an Internet-based medical physician practice management software system. Medinex Office allows physicians to access all of their patient records from anywhere, at any time. Medinex Office is available to physicians throughout the United States through Medinex's Application Service Provider ("ASP").

     Medinex previously developed and distributed web based software and services for the public policy and political markets. Medinex sold substantially all of the assets of its Political division and subsidiary corporations to Votenet Solutions, Inc. in a management-led buyout in February 2001. The Company, however, retained ownership of the common stock of the Political division's subsidiary corporations and liability for a portion of those corporations' accounts payable.

     Medinex previously operated a medical distribution company, Pinnacle Medsource, Inc., which specializes in wholesale distribution to providers and dealers of medical equipment for disabled and homebound patients. In August 2001, Medinex sold this division in an executive led buyout.

     During June 2002 Medinex sold the assets of its MedMarket division and 100% of the common stock of the subsidiary corporations of its former Political division to Delta Group, Inc.. ("The MedMarket Sale") As part of the consideration for the transaction, Delta Group, Inc. assumed responsibility for certain accounts payable of the Company. This sale is further described in "Item 2" of this report under other matters.

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

                              MEDNEX SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (UNAUDITED, IN WHOLE DOLLARS EXCEPT SHARE AND PER SHARE DATA)


     The unaudited interim condensed consolidated financial statements and related notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying interim condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report (Commission File Number 000-26337) filed on Form 10-KSB for the fiscal year ended December 31, 2001. The financial information included herein reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three-month and nine-month periods ended September 30, 2002 and 2001 are not necessarily indicative of operating results for the entire year.

     The condensed consolidated financial statements contained in this report state all amounts other than share and per share data in thousands of dollars. For ease of reading and understanding, in these accompanying notes to the financial statements and in management's discussion and analysis, all amounts, other than share and per share data are stated in whole dollars.


Basis of Presentation

     The accompanying financial statements have been prepared on a going concern-basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At September 30, 2002 the Company has a working capital deficit of $961,000, an accumulated deficit of $47,790,000 and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

                              MEDINEX SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          (UNAUDITED, IN WHOLE DOLLARS EXCEPT SHARE AND PER SHARE DATA)


NOTE 2 - COMMON STOCK

     During the three months ended September 30, 2002 the Company authorized to be issued 1,940,000 common stock shares for $97,000 in cash; 187,500 common stock shares for board of director's fees at the fair market value of $22,500; 132,990 common stock shares for payment to vendors in lieu of cash at the fair market value of $26,598; 50,000 shares for financing fees in connection with settlement agreement with Riverbend #1, LLC at the fair market value of $7,000; 50,000 shares to a consultant for services at the fair market value of $10,000; and 109,598 shares to promissory note holders for accrued interest on notes from August 1, 2001 through July 31, 2002 at a fair market value of $14,973 and 14,917 shares for legal services of $1,790.

     Based on the issuance of stock underlying stock options, warrants, and convertible debt, including all antidilutive issuances, the Company would, as of September 30, 2002, have approximately 42,000,000 shares outstanding on a fully converted basis.


NOTE 3 - COMMON STOCK OPTIONS

     During the three month period ended September 30, 2002 the Company retroactively granted 4,000 options previously earned by a consultant at exercise prices between $0.17 and $0.36 per share. These options were fully vested upon grant. On October 9, 2002 the Company granted a total of 260,000 common stock options exercisable at prices varying from $0.19 to $0.30 per share. Of these options, 210,000 were fully vested at the date of grant. These options were granted based upon agreements reached during the three months ended September 30, 2002


NOTE 4 - SHAREHOLDER LONG TERM NOTE PAYABLE

     During the three month period ended September 30, 2002, a shareholder loaned $215,000 to the Company in addition to the $545,000 that the shareholder had loaned to the Company as of June 30, 2002. Principal balance of the loan at September 30, 2002 was $760,000. The loan accrued interest through September 30, 2002 at an annual rate of 12%. Accrued interest at September 30, 2002 was $31,307. The parties have negotiated a change in the terms and conditions of the loan. These changes have been approved by the Company's directors. Effective October 1, 2002, accrued interest will be added to the principal balance of the loan. The resulting principal balance of $791,307 will accrue interest at the federal rate of 3.75% per annum. The term of the loan has been extended to five years with payments of interest only to commence in January of 2003. This note is secured by all assets, both tangible and intangible of the Company held currently or acquired in the future. The shareholder has agreed to subordinate its lien against the Company's assets to any secured financing which meets the Company's budgeted financial needs for the next twelve months. At the option of the note-holder, all or any part of the principal amount and accrued interest may be converted to Medinex common stock at the lowest price that the Company's common stock has been sold during the term of the promissory note. The company sold common stock at $0.05 per share during July 2002. If the shareholder were to elect to convert the entire principal and accrued interest balance at September 30, 2002, the conversion would result in the issuance of 15,826,140 shares of the Company's common stock.


NOTE 5 -  NOTES PAYABLE

     In settlement of a claim by Riverbend, LLC for unpaid rent under a written lease for office space located in Post Falls, Idaho the Company signed a promissory note in the principal amount of $181,221 bearing interest at the rate of 6% per annum from October 1, 2001. Payments are due on the note commencing November 1, 2002 at $2000 per month through June 1, 2003; $5,000 per month July 1 through December 1, 2003; and the remaining principal and interest balance on or before December 31, 2003.

                              MEDNEX SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (UNAUDITED, IN WHOLE DOLLARS EXCEPT SHARE AND PER SHARE DATA)


     The Company has notes payable to a group of vendors in the total amount of $127,861. Accrued interest on these notes through August 31, 2002 was paid to the note holders in the form of Company common stock. The principal balance of the notes accrues interest from September 1, 2002 at an annual rate of 12% and the principal balance together with accrued interest is due and payable in full on August 31, 2003.


NOTE 6 - INVENTORY

     Inventories  are stated at the lower of average  cost or market and consist
of  recorders   and  reader  cards  sold  to  providers  for  use  in  recording transcriptions.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

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


NOTE 8 - SEGMENT INFORMATION

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


                                    Overview
                                   The Company

     Medinex Systems, Inc. and Subsidiaries ("Medinex" or the "Company"), a Delaware corporation, was located in Coeur d'Alene, Idaho at June 30, 2002. The Company's Board of Directors approved the relocation of Company's corporate headquarters to Celebration, Florida. The Company closed its Coeur d'Alene office and completed this move in August of 2002.

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

Results of Operations

Revenues

     Net revenues, from continuing operations, for the three months and nine months ended September 30, 2002 were $224,003, and $448,921 respectively, compared to approximately $11,000 in revenues for the three and nine months ended September 30, 2001. For the three months and nine months ended September 30, 2001 lead page sales and other services offered by the MedMarket division of the Company accounted for 85% and 98% of revenues of the Company. These revenues have been eliminated from the restated financial statements due to the subsequent sale of the MedMarket division. The transcription and consulting services offered by the Company during the three months and nine months ended September 30, 2002 were not offered until the final three months ended September 30, 2001. For the three months and nine months ended September 30, 2002, as restated for continuing operations, all revenues were generated through the sale of transcription and consulting services.

     At June 30, 2002 the Company had a balance of $2,641 in unbilled revenue from the installment sale of transcription recorders. At September 30, 2001 the Company had no unbilled revenues. No installment sales of recorders had been done at that time. The Company is no longer offering recorders for sale on the installment plan so that it expects unbilled revenue to be eliminated before the end of the Company's fiscal year.

Cost of Revenues

     Cost of revenues for the three months ended September 30, 2002 was $135,517 or 60% of net revenues and $296,268 or 66% of net revenues for the nine months ended September 30, 2002.

Gross profit

     Gross profit for the three months and nine months ended September 30, 2002 was $88,486 and $152,653 respectively. As restated, there was a minimal gross profit of approximately $1,000 generated during the three months ended September 30, 2001.

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

Operating expenses

     For the three months ended September 30, 2002 operating expenses were $541,000 as compared to approximately $464,000 for the three months ended September 30, 2001. The Company incurred significant expenses outside of the normal course of its ongoing business during this period. The Company reached a settlement agreement with Riverbend #1, LLC in connection with the Company's breaking of its lease on office space located in Post Falls, ID. The additional cost of this settlement was $97,747. In July 2002 the Company received notice from the State of Idaho of a sales and use tax deficiency in the amount of $64,460. The full amount of this deficiency has been posted to the Company's book's as a liability pending appeal.

     For the nine months ended September 30, 2002 operating expenses were $1,682,000 as compared to approximately $2,315,000 for the nine months ended September 30, 2001. Operating expenses were reduced primarily from divesting businesses, reducing personnel, decreasing expenditures for advertising, marketing programs and professional service fees. The decrease in operating expenses continues to reflect our transition to the stage of deploying our products to and focusing on the medical market. Management expects volatility in future operating expenses due to personnel changes, changes in funding requirements, product development and marketing strategies.

     For the three months and nine months ended September 30, 2002 sales and marketing expense was approximately $54,000 and $220,000 respectively as compared to no sales and marketing expense as such for the comparable periods in 2001. The increase was attributable to the increase in payroll expense for sales representatives who were selling the Company's products during the current periods. The Company did not have these payroll expenses in the prior periods as the products were not available for sale.

     Operating expenses increased from approximately $464,000 for the three months ended September 30, 2001 to approximately $541,000, including the extra-ordinary expenses listed above, for the three months ended September 30, 2002, and declined from approximately $2,315,000 for the nine months ended September 30, 2001 to approximately $1,682,000 for the nine months ended September 30, 2002. The decrease was attributable to reductions in personnel and other cost reduction programs initiated by management.

     During the three months and nine months ended September 30, 2001 amortization and impairment of intangible assets was zero and $264,000 respectively. With the sale of the Company's MedMarket division in June 2002, the Company no longer had any intangible assets, therefore no further amortization or impairment expense was incurred during the three month and nine month periods ended September 30, 2002.

     Depreciation expense on property and equipment for the nine months ended September 30, 2002 was $140,000 as compared to $264,000 for the nine months ended September 30, 2001.

Interest income

     Net interest expense for the three months and nine months ended September 30, 2002 was approximately $39,000 and $67,000 as compared to no net interest for the three months and approximately $3,000 net interest income for the nine months ended September 30, 2001. The increase in interest expense was due primarily to interest accrued on promissory notes issued to vendors in August 2001; interest accrued on loans from a shareholder during the current periods; and the interest on the Riverbend note from October 1, 2001 to September 30, 2002.

Loss from continuing operations

     Loss from continuing operations was $446,000 for the three months ended September 30, 2002 as compared with a loss from continuing operations of approximately $463,000 for the three months ended September 30, 2001. Loss from continuing operations for the nine months ended September 30, 2002 was $1,552,000 as compared with a restated loss from continuing operations of approximately $2,311,000 for the nine months ended September 30, 2001.

Loss from discontinued operations

     The loss from discontinued operations represents the net loss attributable to the Company's Political division; Pinnacle Medsource, Inc. and the Company's MedMarket division. During the three months and nine months ended September 30, 2001, while limited operations of the Company's Political division and Pinnacle Medsource, Inc. and the operations of the MedMarket division were still conducted by the Company the combined loss was approximately $153,000 for the three months and approximately $1,369,000 for the nine months ended September 30, 2001. The Company incurred a loss from discontinued operations for the three months and nine months ended September 30, 2002 of $8,000 and $78,000 respectively.

Net loss and loss per share

     Medinex's net loss applicable to common stockholders for the three months and nine months ended September 30, 2002 was $454,000 and $1,630,000 compared with losses of $616,000 and $3,680,000 for the same periods in 2001. The losses per basic and diluted share were $0.02 and $0.08 for the three months and nine months ended September 30, 2002 versus $ 0.04 and $0.19 for the three months and nine months ended September 30, 2001.

Liquidity and capital resources

     At September 30, 2002, Medinex had a balance of cash and cash equivalents of $58,000 compared to cash and cash equivalents of $177,000 at December 31, 2001.

     For the nine months ended September 30, 2002 and 2001 cash used in operating activities was $ 655,000 and $509,000, respectively. Cash used in operating activities consisted mostly of funding the Company's net operating losses.

     Net cash used by investing activities in the nine months ended September 30, 2002 was $632,000 compared to $405,000 cash provided for the nine months ended September 30, 2001. Cash provided by financing activities during the nine months ended September 30, 2002 was $1,168,000. During the nine months ended September 30, 2001 cash provided by financing activities was $178,000.

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

     Medinex estimates that its current cash balance will not be sufficient to fund its operations, working capital, capital expenditures, and business growth through the year 2002. The Company will be required to obtain additional sources of financing in the year 2002 to continue its operations. At its current stage of business development, Medinex's quarterly revenues and results of operations may be materially affected by, among other factors, development and introduction of products, time to market, market acceptance, demand for Medinex's products, the effects of competition, and general economic conditions. There can be no assurance that Medinex will be sufficiently funded during 2002 and therefore the independent auditors have indicated substantial doubt about the Company's ability to continue as a going concern in their report on the fiscal year 2001 financial statements. Our auditors have also indicated that absent external financing in the future, it is likely that we would receive a going concern qualification in the auditor's report on our December 31, 2002 financial statements. At this time, the Company has no established lines of credit and its only long-term debt consists of a promissory note issued to a shareholder in the amount of $791,307. Within the next twelve months the Company has the obligation of paying approximately $143,000 in principal and interest to a group of vendors who accepted promissory notes for payable balances due to them. A substantial portion of the principal and accrued interest on the promissory note to Riverbend, LLC in the amount of $181,221 will be due within the next twelve months. If sufficient cash is not generated by the Company's operations to repay these obligations, which can not be assured, additional financing will be required to replace this debt.

Product and Market Strategy

     The Medinex product and marketing strategy includes four solutions for the physician, clinic, and hospital healthcare marketplace: MxSecure, MxTranscribe, MxSites and Medinex Office. For the three months and nine months ended September 30, 2002, the Company's MxTranscribe offering accounted for the significant majority of the Company's sales.

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

     2. MxTranscribe as an integrated Web-based transcription service and when combined with MxSecure and Medinex Office, provides a fast, accurate and cost-effective solution to a physician's transcription needs. Physicians and healthcare providers can dictate notes into handheld digital recorders and can have the Medinex team of skilled transcriptionists transcribe those notes and return via the proprietary Medinex web based document management system.

     3. MxSites is the Company's recently released website design and hosting service. The Company's unique expertise in HIPAA related medical record management issues provides it with unique insights into the needs of its website customers. The MxSites product is comprised of a series of pre-defined healthcare templates that make it easy and affordable for healthcare providers to deploy professional and HIPAA compliant websites.

     4. Medinex Office is an Internet-based medical physician practice management software system. Medinex Office allows physicians to access all of their patient records from anywhere, at any time. Medinex Office is available to physicians throughout the United States through Medinex's Application Service Provider ("ASP"). Unlike many of its competitors that have not developed a pure ASP system, Medinex Office is fully web-based. .


                           PART II. Other Information

Item 1. Legal Proceedings

     Medinex filed an action against Oron Strauss, a beneficial owner of the Company, in the District Court of Kootenai County, Coeur d'Alene, Idaho on December 1, 2000. Medinex alleged a breach of contract for Mr. Strauss' failure to repay a promissory note, and sought the balance due on the promissory note of $136,156, plus costs and fees. Mr. Strauss filed a counterclaim against Medinex for unrelated claims. Mr. Strauss sought an unspecified sum, in excess of $10,000 in damages. On or about April 11, 2002, the parties reached a settlement on this case and stipulated to the dismissal of all claims and counterclaims in this action. This settlement included an indemnification from Medinex to Mr. Straus to cover certain contingencies. In September, 2002, Medinex was notified by Mr. Straus that he had settled claims totaling $25,235 from Financial Pacific Leasing, CDW Leasing, United Portfolio Management, and Axis Capital, Inc., and was now seeking indemnification for such amounts.

     Advantage  Human  Resourcing,  LP  (Advantage)  filed a  complaint  against
Medinex in the Superior Court of the District of Columbia on January 5, 2001. Advantage alleged a breach of contract arising out of a real estate lease and sought damages of $145,443, plus costs and fees. Both parties agreed to settle the dispute for the sum of $100,000, all due and payable on July 1, 2001. Medinex subsequently defaulted in its obligation to pay the agreed upon amount. On August 28, 2002, a new settlement offer was prepared by Medinex offering: (1) an immediate grant of 50,000 shares of Medinex unregistered, restricted common stock (2) a cash payment in the amount of $100,000, payable in increments of $5,000 per month, commencing on December 1, 2002, and continuing on the first day of each month thereafter until paid.

     The American Society of Association Executives filed suit on June 6, 2002 in Ada County, Idaho, Case Number CV OC 0204406D. A request for change of venue was granted, moving the case to Kootenai County, Idaho. The complaint seeks to recover a balance owing of $45,931, plus interest at the rate of 12 percent per annum from June 4, 2002. Medinex intends to pursue a settlement of this claim.

     Canon Communications filed a complaint on August 29, 2002 in Kootenai County, Idaho, seeking $10,642, plus interest at the rate of 18 percent per annum from November 9, 2001 and reasonable attorney's fees. Medinex intends to pursue a settlement of this claim.

     Futures Magazine, Inc. filed a complaint on July 31, 2002 in Kootenai County, Idaho, Case Number CV 02-5199. The balance owed is $17,050, plus interest at the rate of 18 percent per annum from February 6, 2002. Medinex intends to pursue a settlement of this claim.

     In January, 2001, Lawton Printing, Inc. and Medinex entered into a payment agreement pursuant to which Medinex was to pay principal in the amount of $39,558, and interest of $14,239, for a total of $53,798, between January, 2002, and August, 2002. Medinex defaulted in its payment obligations. Lawton subsequently filed suit on August 19, 2002 in Kootenai County, Idaho, Case Number CV 02-5700. The amount owed is $53,798, plus attorney's fees and additional interest. Medinex intends to pursue a settlement of this claim.

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

     PR Newswire Association, Inc. filed a complaint on March 12, 2002 in Superior Court of New Jersey in Hudson County, Docket Number HUD L 001650-02. Medinex has forwarded a Settlement Agreement, together with a Promissory Note, for 12 monthly payments of $1,452 to pay the principal owed of $16,690.00 together with interest at 8 percent per annum

     Riverbend #1, LLC ("Riverbend") filed a complaint against Medinex on September 26, 2001 in Kootenai County, Idaho, as Case Number CV-01-6248. Riverbend was seeking an amount in excess of $340,000 for unpaid rent under a written lease for office space located in Post Falls, Idaho. Subsequent to the filing of this action, Medinex located a replacement tenant for the office space. Riverbend filed a motion for summary judgment on December 20, 2001, seeking judgment against Medinex in the amount of $181,221. On September 17, 2002 Medinex and Riverbend signed a Settlement Agreement. Medinex signed a Promissory note payable to Riverbend, LLC in the amount of $181,221 bearing interest at 6% per annum and in addition issued to Riverbend 50,000 shares of the Company's common stock at the fair market value of $7,000 in settlement of Riverbend's claim.

     Triad Management Systems filed suit on June 6, 2002 in Ada County, Idaho. A request for change of venue was granted, moving the case to Kootenai County, Idaho. The balance owed is $102,343, plus interest at the rate of 12 percent per annum from June 4, 2002. Medinex intends to pursue a settlement of this claim.


Item 2. Changes in Securities and Use of Proceeds

     During the three months ended September 30, 2002 the Company issued 1,940,000 common stock shares for $97,000 in cash; 187,500 common stock shares for board of director's fees at the fair market value of $22,500; 132,990 common stock shares for payment to vendors in lieu of cash at the fair market value of $26,598; 50,000 shares for financing fees in connection with settlement agreement with Riverbend #1, LLC at the fair market value of $7,000; 50,000 shares to a consultant for services at the fair market value of $10,000; and 109,598 shares to promissory note holders for accrued interest on notes from August 1, 2001 through July 31, 2002 at a fair market value of $14,973 and 14,917 shares for legal services of $1,790.


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


Item 5.  Other Information

(a)      CONTROLS AND PROCEDURES

         Under the  supervision  and with the  participation  of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.


(b)      OTHER EVENTS AND REGULATION FD DISCLOSURE

         Change in Management and Address of Principal Executive Offices

         On November 12, 2002, the Board of Directors of Medinex Systems, Inc. approved the following actions:

         Anthony J. Paquin's employment with Medinex was terminated by the Board of Directors, effective October 31, 2002. Mr. Paquin held the positions of Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer.

         Kelly McCarthy Paquin's employment with Medinex was also terminated by the Board of Directors, effective October 31, 2002. Ms. Paquin held the position of Executive Vice President.

         Appointment of Colin Christie as Chief Executive Officer and President of Medinex, effective November 1, 2002.

         Appointment of Maureen A. Cantley as Interim Chief Financial Officer, and Corporate Secretary of Medinex, effective November 1, 2002.

         Appointment of R. Scot Haug, as non-executive Chairman of the Board of Directors of Medinex, effective November 12, 2002.

         Relocation  of  the  principal   executive   offices  of  Medinex  from
         Celebration, Florida to Kootenai County, Idaho.

         On November 13, 2002, the Board of Directors of Medinex Systems, Inc. accepted the resignation of Dr. Robert Gober as a Director of the corporation.


Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits:

                Certification of CEO and CFO on Forms 99.1 and 99.2

         (b)    Reports on Form 8-K filed November 14, 2002

                                  CERTIFICATION

I, Colin Christie, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Medinex Systems, Inc;

2. Based on my knowledge, this quarterly report does not contain an untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data an have identified for the registrant's auditors and material weakness in the internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date:   November 14, 2002                 /s/   Colin Christie
                                           -----------------------------
                                           Colin Christie, President and
                                           Chief Executive Officer

                                  CERTIFICATION


I, Maureen A. Cantley, certify that:

7. I have reviewed this quarterly report on Form 10-Q of Medinex Systems, Inc;

8. Based on my knowledge, this quarterly report does not contain an untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data an have identified for the registrant's auditors and material weakness in the internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

12. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date:  November 14, 2002                /s/   Maureen A. Cantley
                                         -------------------------------
                                         Maureen A. Cantley, Controller,
                                         Corporate Secretary and
                                         Interim Chief Financial Officer

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Medinex Systems, Inc. (Registrant)

                                  Dated:  November 14, 2002


                                     By: /s/ COLIN CHRISTIE
                                         ---------------------
                                         Colin Christie
                                         President and Chief Executive Office


                                     By: /s/ MAUREEN A. CANTLEY
                                         -------------------------
                                         Maureen A. Cantley
                                         Interim Chief Financial Officer

                                   EXHIBIT A

Statement Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings


                                 CERTIFICATION



I, Colin Christie, state and attest that:

(1) To the best of my knowledge, based upon a review of the covered reports of Medinex Systems, Inc, and, except as corrected or supplemented in a subsequent covered report:

     o no covered report contained an untrue statement of a material fact as of the end of the period covered by such report (or in the case of a report on Form 8-K or definitive proxy materials, as of the date on which it was filed); and
     o no covered report omitted to state a material fact necessary to make the statements in the covered report, in light of the circumstances under which they were made, not misleading as of the end of the period covered by such report (or in the case of a report on Form 8-K or definitive proxy materials, as of the date on which it was filed).

(2) I have reviewed the contents of this statement with the Company's audit committee.

(3) In this statement under oath, each of the following, if filed on or before the date of this statement, is a "covered report":

     o Annual Report on Form 10-K, for the year ended December 31, 2001 filed with the Commission of Medinex systems, Inc.
     o all reports on Form 10-Q, all reports on Form 8-K and all definitive proxy materials of [company name] filed with the Commission subsequent to the filing of the Form 10-K identified above; and
     o    any amendments to any of the foregoing.




 /S/ Colin Christie
 -------------------
 Colin Christie, Principal Executive Officer

 Subscribed and sworn to before me this 13th day of  November 2002.


                            /s/ Deborah C. Jasinski
                            ------------------------
                            Deborah C. Jasinski, Notary Public
                            My Commission Expires: October 5, 2004

                                  CERTIFICATION



I, Maureen A. Cantley, state and attest that:

(1) To the best of my knowledge, based upon a review of the covered reports of Medinex Systems, Inc, and, except as corrected or supplemented in a subsequent covered report:

     o no covered report contained an untrue statement of a material fact as of the end of the period covered by such report (or in the case of a report on Form 8-K or definitive proxy materials, as of the date on which it was filed); and
     o no covered report omitted to state a material fact necessary to make the statements in the covered report, in light of the circumstances under which they were made, not misleading as of the end of the period covered by such report (or in the case of a report on Form 8-K or definitive proxy materials, as of the date on which it was filed).

(2) I have reviewed the contents of this statement with the Company's audit committee.

(3) In this statement under oath, each of the following, if filed on or before the date of this statement, is a "covered report":

     o Annual Report on Form 10-K, for the year ended December 31, 2001 filed with the Commission of Medinex systems, Inc.
     o all reports on Form 10-Q, all reports on Form 8-K and all definitive proxy materials of [company name] filed with the Commission subsequent to the filing of the Form 10-K identified above; and
     o    any amendments to any of the foregoing.




 /S/ Maureen A. Cantley
 -------------------------
 Maureen A. Cantley, Interim Principal Financial Officer


 Subscribed and sworn to before me this 13th day of  November 2002.

                            /S/ Eileen J. Hatt
                            ------------------------
                            Eileen J. Hatt, Notary Public
                            My Commission Expires: October 26, 2002