Form 10KSB
period 2002-12-31
MEDINEX SYSTEMS INC
filed 2003-04-25
CIK 1054709

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                             FORM 10-KSB

                           FIRST AMENDMENT

      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

                         EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2002

                   Commission File Number 000-26337

                        MEDINEX SYSTEMS, INC.

  (Exact name of small business issuer as specified in its charter)

        Delaware
                                    82-0514605
(State or jurisdiction of           (IRS Employer
 incorporation or organization)     Identification No.)

           804 North Lincoln Street #2, Post Falls ID 83814
                            (602) 765-9242
(Address and telephone number of principal executive offices and principal place of business)

Securities registered under Section 12(b) of the Exchange Act:

                      Name of each exchange
    Title of each class
               on which registered
Common Stock, $.01 par value
Over the Counter Board

____________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the stock's average bid and asked price of $0.0110 on April 17, 2003, non-affiliated market capital was approximately $200,000.

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

As of April 17, 2002, there were 20,358,244 shares of the registrant's $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]


                        MEDINEX SYSTEMS, INC.
                             FORM 10-KSB
                 FOR THE YEAR ENDED DECEMBER 31, 2002

                          Table of Contents

PART I

Item 1   Description of Business            Page  4

Item 2   Description of Property            Page  8

Item 3   Legal Proceedings                  Page  9

Item 4   Submission of Matters to a Vote
          of Security Holders               Page  11


PART II

Item 5   Market for Common Equity and
          Related Stockholder Matters       Page  11

Item 6   Management's Discussion and
          Analysis or Plan of Operations    Page  17

Item 7   Financial Statements               Page  21

Item 8   Changes in and Disagreements with
          Accountants on Accounting and
          Financial Disclosure              Page  21


PART III

Item 9   Directors, Executive Officers,
          Promoters and Control Persons;
          Compliance with Section 16(a)
          of the Exchange Act               Page  22

Item 10  Executive Compensation             Page  23

Item 11  Security Ownership of Certain
          Beneficial Owners and Management  Page  23

Item 12  Certain Relationships and Related
          Transactions                      Page  24

Item 13  Exhibits and Reports on Form 8-K   Page  24


                                PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995. Statements contained in this filing that are not based on historical fact, including without limitation statements containing the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar words, constitute "forward-looking statements". These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which Medinex Systems, Inc. ("we", "Medinex" or "Company") operates; technology changes; the competition we face; changes in our business strategy or development plans; the high leverage of Medinex; our ability to attract and retain qualified personnel; existing governmental regulations and changes in, or our failure to comply with, governmental regulations; liability and other claims asserted against us; it's our ability or the ability of our third-party suppliers to take corrective action in a timely manner with respect to changing government regulations; and other factors referenced in our filings with the Securities and Exchange Commission.

NOTICE OF FILING OF BANKRUPTCY PETITION AND SALE OF OPERATING ASSETS on November 27, 2002, the company filed a petition for protection under Chapter 11 of the United States Bankruptcy code in the US Bankruptcy Court for the District of Idaho. This allows Medinex to continue to operate while a plan of reorganization is finalized. On December 1, 2002, a motion was filed with the Court for an emergency sale of the Company's assets to protect their value. The motion was conditionally approved on February 19, 2003. The Court entered an Order Confirming the Debtor's Plan ("Reorganization Plan") on March 6, 2003. Pursuant to the Reorganization Plan, the Bankruptcy Court approved and designated a Phase One sale and a Phase Two sale. Both Phase I and Phase II sales were conducted on March 26, 2003, and March 27, 2003, respectively. On these dates the Company sold all of its operating assets and the corporate "shell". All of the proceeds from the sales of the operating assets will be distributed to pay administrative expenses and the creditors of Medinex. All discussions regarding the financial condition and results of operations should be read in conjunction with the Reorganization Plan. The liabilities and subsequent discharge of unsatisfied creditors of the Company will be adjudicated in future proceedings before the Bankruptcy Court.

GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. Other than as required by law, we disclaim any obligation to update information concerning the factors mentioned above or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

ITEM 1:        DESCRIPTION OF BUSINESS

CERTAIN DISCUSSIONS WHICH FOLLOW REGARDING THE DESCRIPTION OF
BUSINESS REFER TO THE OPERATING BUSINESS PRIOR TO BEING DISCONTINUED DUE TO THE PENDING BANKRUPTCY AND PHASE I SALE OF ALL THE
OPERATIONAL ASSETS ON MARCH 26, 2003 AND PHASE II SALE ON MARCH 27,
2003.

Medinex Systems, Inc. ("Medinex" or "the Company") is a medical technology and professional services company founded in 1997 and incorporated in the state of Delaware. Medinex's medical software solutions included Medinex Office, a Web-based practice management system and MxMail, a Web-based secure medical messaging system. Medinex also provided medical transcription services to its physician clients. MedMarket.com is a business-to-business e-commerce community that provides products and services to physicians, hospitals, and medical professionals. In addition, MedMarket.com is a venue used by manufacturers and distributors of medical equipment and supplies for the promotion and distribution of their products and services.

Pursuant to the Phase I sale conducted on March 26, 2003, the medical technology and professional services business of the Company was transferred as of March 31, 2003, subject to Bankruptcy Court confirmation on April 28, 2003. The funds received from the sale are scheduled to pay administrative expenses and creditors pursuant to the Reorganization Plan.

On November 27, 2002, Medinex Systems, Inc. (the "Company") filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in Bankruptcy Court. The Company manages, and will continue to manage, its property and operate its business as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code until a final decree is entered. Both Phase I and Phase II auctions were conducted on March 26, 2003, and March 27, 2003, respectively. The Company plans to continue operating under the Reorganization Plan to complete and resolve all pending matters until a final decree is entered by the Bankruptcy Court. Under the Reorganization Plan a large number of creditors will receive no payment or proceeds and the stockholders are not expected to benefit or receive any distribution.

                               GENERAL

THE FOLLOWING INFORMATION IS APPLICABLE TO THE COMPANY UNTIL THE
ASSETS OF THE COMPANY WERE SOLD AT THE PHASE I AUCTION ON MARCH 26, 2003, PURSUANT TO THE REORGANIZATION PLAN.

Medinex's healthcare focused business-to-business exchange,
MedMarket.com, was a developer of Web-based solutions that provides content, products, and services for physicians, nurses, hospitals, pharmaceutical and insurance companies, medical supply providers and others involved in the healthcare market.

Employees

The medical technology and professional services assets and business sold under Phase I of the Reorganization Plan maintains 12 full-time employees. These employees remained employed with the business assets sold under the Phase I sale as of March 31, 2003. The Company currently has no full-time employees. The Company's Chief Executive Officer has volunteered to remain involved in the final disposition of Company assets, undertaking all necessary tax or other governmental filings necessary to complete the bankruptcy action and wrap up the final business of the Company. Pursuant to the Reorganization Plan Colin Christie was specifically empowered and directed to exercise his power as CEO and no other Directors have been granted authority by the Bankruptcy Court to take any corporate action under the Reorganization Plan. It is anticipated that this will occur within the first nine months of fiscal 2003.

Patents And Trademarks

The Phase I sale conducted on March 26, 2003, included the transfer and sale of all patents and applications and trademarks. Medinex federally registered the following trademarks: "MEDINEX" (Class 38, Reg. No. 2,350,799), "MEDINEX" (Class 42, Reg. No. 2,365,142) and
"MEDINEX.COM" (Class 42, Reg. No. 2,414,566). Medinex applied for federal trademark registration for "MEDMARKET." Under common law, these trademarks have an unlimited duration. But, if Medinex receives the federal registration for these trademarks, the trademark will be effective for ten (10) years and may be renewed every ten (10) years indefinitely. As a result of the acquisition of MedMarket.com in 1999, Medinex has obtained rights to the following tradenames, trademarks, and domain names: "MedMarket," "medmarket.com," "medmarket.net," "medmarketnetwork.com," and "medicom.com." Medinex filed a patent application on the MxMail secure messaging technology. Because the trademarks were transferred under the Phase I sale, the Company, which bears the name "Medinex", will be required to change its name. The Company contemplates changing its name at the time the Bankruptcy Court enters a final decree.

Business and Operating Strategies

On November 27, 2002, Medinex Systems, Inc. filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in Bankruptcy Court. The Company manages, and will continue to manage, its property and operate its business as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

At a hearing held on February 19, 2003, the Bankruptcy Court considered and approved motions allowing for the continued use of cash collateral and the Debtor's continued drawdowns of Post Petition Credit in light of the Reorganization Plan conditionally approved by an Order signed by the Court on January 31, 2003. Further, the Bankruptcy Court issued an Order authorizing the Company to market the sale of its assets as described in the Reorganization Plan; solicit offers for both the Phase I - Auction Sale of Assets - and Phase II - Auction of the corporate entity; and, to commence publication and mailing of proposed sale of assets to prospective bidders and purchasers. Final approval of the Reorganization Plan was granted by the Bankruptcy Court on March 6, 2003.

Both Phase I and Phase II auctions were conducted on March 26, 2003, and March 27, 2003, respectively. The Bankruptcy Court has scheduled the confirmation of the sale proceedings for April 28, 2003. The Company plans to continue under the confirmation of Debtor's Plan to complete and resolve all pending matters until a final decree is entered by the Bankruptcy Court to maximize value for creditors and stockholders. The Company also plans to pursue new business enterprises and business combinations upon the Bankruptcy Court's entry of a final decree.

Competition

The Company currently has no competition relating to web-based software applications providing Internet-based services and products. On March 26, 2003, under Phase I of the Reorganization Plan the business assets were auctioned and sold effective March 31, 2003, pending Bankruptcy Court approval on April 28, 2003. Prior to March 31, 2003, the Company recognized that the markets for developing web based software applications providing Internet-based services and products are relatively new, intensely competitive and rapidly changing. Since the Internet's commercialization in the early 1990s, the number of Web sites on the Internet competing for users' attention has proliferated. Many companies have become insolvent as a result of the intense competition. Barriers to entry on the Internet are minimal, and competitors can launch new Web sites or new products and services at a relatively low cost. As a result, Medinex expected that competition in the Internet industry would continue to intensify.

Medinex believed there were key factors to developing successful software and Internet-based products and services. The primary factors included functionality, brand recognition, visitor loyalty, demographic focus, variety of value-added services, and critical mass. Other important factors to consider in developing competitive software and Internet-based products include ease-of-use, quality and reliability of the services and products. Medinex also believed that the principal competitive factors in attracting customers, and advertisers include price, quality of services and implementation of advertising placements.

Governmental Regulation and Legal Uncertainties

The Company is currently subject to various laws and regulations relating to its business, including those of the Bankruptcy Code. The Company must adhere to the Reorganization Plan and the Orders imposed by the Bankruptcy Court. The claims of the creditors have not been paid, liquidated or discharged. No final decree has been entered.

If the Company were alleged to violate federal, state or foreign civil or criminal laws, even if these claims could be successfully defended, Medinex could be materially adversely affected.

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

Research and Development

The research and development expenses of the business assets sold under Phase I of the Reorganization Plan on March 26, 2003, consisted principally of technical engineering personnel costs, equipment depreciation, consulting and supplies. Costs related to research, design and product development have been charged to research and development expense as incurred. The Company is not currently conducting any research and development.

Distribution

The business and assets sold under Phase I of the Reorganization
Plan distributed its products and services through the development and maintenance of applications via the Internet and on-site service, consulting and development.

The Company offered a variety of Internet based products and services that were customized, hosted and maintained by Medinex.
The Company is not distributing any products or services but is a debtor in possession under a Reorganization Plan. The Company is in the process of paying creditors and administrative claims under the Reorganization Plan until there is a final decree.

ITEM 2.    DESCRIPTION OF PROPERTY

CERTAIN DISCUSSIONS WHICH FOLLOW REGARDING THE DESCRIPTION OF
PROPERTY REFER TO THE OPERATING BUSINESS PRIOR TO THE PHASE I SALE OF ALL THE OPERATIONAL ASSETS MARCH 21, 2003 AND THE PHASE II SALE ON MARCH 27, 2003.

Medinex's current headquarters are located at 804 North Lincoln Street #2, Post Fallas, Idaho. Until June 30, 2002, the corporate headquarters were located at 1200 West Ironwood Drive, Suite 309, Coeur d'Alene, Idaho, where it leased approximately 1,500 square feet. Medinex also leased approximately 1,300 square feet at 16042 North 32nd St. Suite B-1, in Phoenix, AZ. The Company closed its Coeur d'Alene office and completed this move in August of 2002.
From June of 2002 until November, 2002, the Company headquarters were located at Celebration, Florida. During 2001, prior to its move to 1200 Ironwood in Coeur d' Alene, the Company was located in the Riverbend development in Post Falls, Idaho. The Company accrued its back rent through September 2001 and moved to the Ironwood Drive location. The Company's offices in Post Falls and Arizona are on month-to-month leases at $550 and $950 per month, respectively, as at December 31, 2002.

The Company leased office space in Coeur d' Alene, Idaho for two years beginning August 1, 2001 and terminating on July 31, 2002. The monthly rent began at six hundred dollars per month at August 2001, and increased by fifty dollars per month until December 2001 at which time the rent was eight hundred dollars per month. Beginning in January 2002, the rent increases by one hundred dollars per month to a maximum of one thousand dollars per month. The Company paid one thousand, two hundred dollars as a security and cleaning deposit. The Company also leased one additional office in the same building for two hundred, twenty dollars per month. This Lease was rejected as part of the bankruptcy proceeding.

An officer of the Company leased an apartment in Celebration, Florida. This was a one-year lease that expired October 31, 2002. The monthly lease payment was one thousand, one hundred eighty-five dollars. The Company reimbursed the officer for the monthly rent. This same officer leased an apartment in Phoenix, Arizona. This was a six-month lease, which expired February 28, 2002. The monthly rent was one thousand, eighty-nine dollars and is reimbursed by the Company.

A former officer of the Company leased space in Phoenix Arizona on a month-to-month basis beginning December, 2001, for four hundred and fifty dollars per month. The Company reimbursed this rent to the officer. This lease was canceled.

A third officer and the Company jointly leased a house in Cave
Creek, Arizona on a six-month lease. The monthly lease payment is two thousand, four hundred dollars per month. This lease expired
June, 2002.

Investment Policies

Medinex developed a formal investment policy during the 1999 fiscal year. In 2000, Medinex adopted a formal policy which limited the amount of assets to be invested in any type of investment to 10%. The investment policy guidelines may be changed by the board of directors ("Board of Directors") and do not require stockholder vote. Currently, the Company's policy is to acquire investments primarily for income. At this time, Medinex, does not have any funds outside of the funds directed for administration under the Reorganization Plan and does not invest in real estate, real estate mortgages or the securities of parties engaged in real estate activities.

ITEM 3.    LEGAL PROCEEDINGS

CERTAIN DISCUSSIONS WHICH FOLLOW REGARDING THE DESCRIPTION OF LEGAL PROCEEDINGS TO THE OPERATING BUSINESS PRIOR TO THE PHASE I SALE OF ALL THE OPERATIONAL ASSETS MARCH 26, 2003 AND THE PHASE II SALE ON MARCH 27, 2003.

Petition For Relief Under Chapter 11

On November 27, 2002, the Company filed a petition for protection under Chapter 11 of the Bankruptcy Code in the US Bankruptcy Court for the District of Idaho. This allows Medinex to continue to operate while a plan of reorganization is finalized. Liabilities subject to the bankruptcy proceeding include approximately $197,000 of post-petition debt, approximately $3,065,000 of debt deferred pursuant to Chapter 11. These totals are subject to revision through the Proof of Claim process and further proceedings of the Bankruptcy Court.

The Company is under the general supervision of the Office of the United States Trustee for the District of Idaho. The Trustee must approve any transactions outside the ordinary course of business.
The day to day operations of the Company are under the control of the officer of the Company as a Debtor in Possession. Monthly operating and cash flow reports must be submitted to the U.S. Trustee.

On January 22, 2003, a Motion was filed with the Court for an emergency sale of the Company's assets to protect their value. The Motion was approved on March 6, 2003. The sale was completed on March 21, 2003, and March 27, 2003. On these dates the Company sold all of its operating assets. All of the proceeds from the sale of the operating assets and the cash to be received will be distributed to the creditors of Medinex after payment of all approved bankruptcy administration expenses. Management does not believe that any funds will be available for distribution to stockholders after all approved bankruptcy administration expenses have been paid and distributions have been made to the Company's creditors whose claims of approximately $2,220,000 appear to exceed the Company's potential resources from the sale of its operating assets and administrative expenses. Under the Reorganization Plan nearly all of the creditors claims will remain unpaid at the time the claims are discharged.

Pre-Chapter 11 Proceedings

Medinex filed an action against Oron Strauss, a beneficial owner of the Company, in the District Court of Kootenai County, Coeur d'Alene, Idaho on December 1, 2000. Medinex alleged a breach of contract for Mr. Strauss' failure to repay a promissory note, and sought the balance due on the promissory note of $136,156, plus costs and fees. Mr. Strauss filed a counterclaim against Medinex for unrelated claims. Mr. Strauss sought an unspecified sum, in excess of $10,000 in damages. On or about April 11, 2002, the parties reached a settlement on this case and stipulated to the dismissal of all claims and counterclaims in this action. This settlement included an indemnification from Medinex to Mr. Strauss to cover certain contingencies. In September, 2002, Medinex was notified by Mr. Strauss that he had settled claims totaling $25,325 from Financial Pacific Leasing, CDW Leasing, United Portfolio Management, and Axis Capital, Inc., and was now seeking indemnification for such amounts.

Advantage Human Resourcing, LP (Advantage) filed a complaint against Medinex in the Superior Court of the District of Columbis on January 5, 2001. Advantage alleged a breach of contract arising out of a real estate lease and sought damages of $145,443, plus costs and fees. Both parties agreed to settle the dispute for the sum of $100,000, all due and payable on July 1, 2001. Medinex subsequently defaulted in its obligation to pay the agreed upon amount. On August 28, 2002, a new settlement offer was prepared by Medinex offering: (1) an immediate grant of 50,000 shares of Medinex unregistered, restricted common stock, (2) a cash payment in the amount of $100,000, payable in increments of $5,000 per month, commencing on December 1, 2002, and continuing on the first day of each month thereafter until paid.

The American Society of Association Executives filed suit on June 6, 2002, in Ada County, Idaho, Case Number CV OC 0204406D. A request for change of venue was granted, moving the case to Kootenai County, Idaho. The Complaint seeks to recover a balance owing of $45,931, plus interest at the rate of 12 percent per annum from June 4, 2002.
 Medinex intends to pursue a settlement of this claim.

Riverbend #1, LLC ("Riverbend") was seeking an amount in excess of $340,000 for unpaid rent under a written lease for office space located in Post Falls, Idaho. Subsequent to the filing of this action, Medinex located a replacement tenant for the office space. Riverbend filed a Motion for Summary Judgment on December 20, 2001, seeking judgment against Medinex in the amount of $181,221. On September 27, 2002, Medinex and Riverbend signed a Settlement Agreement. Medinex signed a Promissory Note payable to Riverbend LLC, in the amount of $181,221, bearing interest at 6% per annum and, in addition, issued to Riverbend 50,000 shares of the Company's common stock at the fair market value of $7,000 in settlement of Riverbend's claim. This common stock was never issued.

Triad Management Systems filed suit on June 6, 2002, in Ada County, Idaho A request for change of venue was granted, moving the case to Kootenai County, Idaho. The balance owed is $102,343, plus interest at the rate of 12 percent per annum from June 4, 2002. Medinex intends to pursue a settlement of this claim.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 30,
2002, in Celebration, Florida, to consider and vote on three proposals as follows:

1.         Elect two Class III Directors to serve until Medinex's
           2005 annual meeting or until their successors are duly elected and qualified.

2.         Ratify the selection of Williams & Webster, P.S., as
           Medinex's independent Auditors for the year ending
           December 31, 2002.

3. Authorize an amendment to the Company's Articles of Incorporation to increase the authorized shares of Common Stock to 100 million shares and increase the authorized shares of Preferred Stock to 10 million shares.

These proposals were approved by the Medinex Shareholders and implemented by the Directors. Medinex Shareholders were not asked to vote on any other matters during the year ended December 31, 2002.

                               PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

CERTAIN DISCUSSIONS FOLLOWING REGARDING THE MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS REFER TO THE OPERATING BUSINESS
PRIOR TO THE SALE OF ALL THE OPERATIONAL ASSETS ON MARCH 21, 2003, AND MARCH 27, 2003.

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

The following table sets forth certain sales price data for our common stock for the periods indicated:


                                      Medinex Systems, Inc.
                                           Common Stock
                                      ----------------------
                                         High        Low
                                      ----------- ----------
Fiscal 2002:
 Quarter Ended December 31, 2002 .....  $  0.14    $   0.01
 Quarter Ended September 30, 2002 ....  $  0.29    $   0.09
 Quarter Ended June 30, 2002 .........  $  0.53    $   0.16
 Quarter Ended March 31, 2002 ........  $  0.41    $   0.19
Fiscal 2001:
 Quarter Ended December 31, 2001 .....  $  0.50    $   0.17
 Quarter Ended September 30, 2001 ....  $  0.24    $   0.10
 Quarter Ended June 30, 2001 .........  $  0.53    $   0.16
 Quarter Ended March 31, 2001 ........  $  0.41    $   0.19
Fiscal 2000:
 Quarter Ended December 31, 2000 .....  $1.1875    $ 0.1250
 Quarter Ended September 30, 2000 ....   3.0000      0.7500
 Quarter Ended June 30, 2000 .........   6.0625      1.1250
 Quarter Ended March 31, 2000 ........  10.0000      4.8750

 As of December 31, 2001 Medinex had 20,365,288 shares outstanding.

We granted 389,000 options as of December 31, 2002, that are fully vested for exercise between 0.17 and 0.36 per share. During the year-ended December 31, 2002, we issued 3,442,208 common stock shares.

Medinex did not pay dividends in fiscal year 2002 or 2001 and does not expect to pay dividends in the foreseeable future. The Board of Directors will determine whether any future cash dividends will be paid and payment of any dividends will be dependent on Medinex's financial condition, results of operations, capital requirements and other such factors as the Board of Directors deems relevant.

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

Underwriting discounts and commissions. .........    $2,625,000
Finders fees ....................................       136,000
Expenses paid to or for the Underwriter .........     1,431,000
                                                  -------------
  Total expenses ................................    $4,192,000

                                                  =============

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

       Acquisition of other businesses: $1,912,000

       Loan to Oron Strauss, Votenet General Manager: $133,000

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

Underwriting discounts and commissions ................   $ 84,000
Expenses paid to or for the Underwriter ...............     25,000
                                                         ---------
Other expenses associated with this offering ..........     41,000
                                                         ---------
  Total expenses ......................................   $150,000

     The proceeds from the Offering were used for working capital

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

The Company sold 3,677,000 shares of common stock in this private placement before December 31, 2001. The total price of these shares was $400,000, which includes $44,000 in issuance costs and expenses in connection with this offering.

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

In June 2001, Medinex issued 4,950 shares of registered common stock under the Company's Employee Stock Purchase Plan. In aggregate, the shares were issued for approximately $1,000.

In 2001, Medinex issued 418,853 shares of unregistered common stock to its non-employee directors for services rendered by the board of directors for the year 2001. Each non-employee director receives a quarterly retainer of $8,000 payable in shares of authorized capital stock based on the market value on the last trading day of each calendar quarter. Such shares are restricted under all applicable state and federal securities laws. No additional fees are paid to directors for meetings attended or chaired. Additionally, on his election to the Board on May 22, 2001, R. Scot Haug received an initial grant of 20,000 shares of restricted capital stock.

During the quarter ended March 31, 2002, the Company issued 825,000 common stock shares for $123,000 in cash; 83,334 common stock shares for Board of Director's fees at the fair market value of $22,500; 45,503 common stock shares for financing expenses at the fair market value of $15,563.

During the quarter ended March 31, 2002, the Company granted 75,000 common stock options exercisable at $0.30, which began to vest at 25,000 options per year on March 1, 2003.

During the quarter ended June 30, 2002, the Company issued 50,643 common stock shares for payment to vendor in lieu of cash at the value of $10,129; 250,000 shares for payment of services of David Cantley at the fair market value of $42,500, and 140,375 shares to Delta Group as part of the sale of MedMarket at a fair market value of $16,000.

During May, 2002, the Company granted 50,000 common stock options exercisable at $0.17, which begin to vest at 16,666 options per year on May 29, 2003.

During the quarter ended September 30, 2002, the Company issued
94,436 common stock shares for accounts payable and finance fees valued at approximately $6,000 and 1,940,000 common stock shares for $97,000 in cash.

During the quarter ended December 31, 2002, the Company issued
14,917 common stock shares.

During the quarter ended September 30, 2002, the Company retroactively granted 4,000 options previously earned by a consultant at exercise prices between $0.17 and $0.36 per share.
These options were fully vested upon grant.

On October 9, 2002, the Company granted a total of 260,000 common stock options exercisable at prices varying from $0.19 to $0.30 per share. Of these options, 210,000 were fully vested at the date of grant. These options were granted based upon agreements reach during the three months ended September 30, 2002.

Beginning in March, 2002, with a loan of $175,000, a shareholder loaned $370,000 in June and $215,000 in September, 2002 to the Company. Principal balance of the loan at September 30, 2002, was $760,000. The loan accrued interest through September 30, 2002 at an annual rate of 12%. Accrued interest through September 30 ,2002, was $31,307. The parties have negotiated a change in the terms and conditions of the loan. These changes have been approved by the Company's Directors. Effective October 1, 2002, accrued interest will be added to the principal balance of the loan. The resulting principal balance of $791,307 will accrue interest at the federal rate of 3.75% per annum. The term of the loan has been extended to five years with payments of interest only to commence in January, 2003. This Note is secured by all assets, both tangible and intangible of the Company held currently or acquired in the future. The shareholder has agreed to subordinate its lien against the Company's assets to any secured financing which meets the Company's budgeted financial needs for the next twelve months. At the option of the Noteholder, all or any part of the principal amount and accrued interest may be converted to Medinex common stock at the lowest price that the Company's common stock has been sold during the term of the Promissory Note. The Company sold common stock at $0.05 per share during July, 2002. If the shareholder were to elect to convert the entire principal and accrued interest balance at December 31, 2002, the conversion would result in the issuance of 15,826,140 shares of the Company's common stock.

The Company had commitments for approximately 700,000 common stock shares to be issued for services or settlements on debt which were unissued at the time of filing for bankruptcy. The Company does not expect to issue these shares.

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

CERTAIN DISCUSSIONS FOLLOWING REGARDING THE MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION REFER TO THE OPERATING BUSINESS PRIOR TO BEING DISCONTINUED DUE TO PENDING BANKRUPTCY AND PHASE I SALE OF THE OPERATIONAL ASSETS ON MARCH 26, 2003, AND THE PHASE II SALE ON MARCH 27, 2003.

The following discussion and analysis of our financial condition and results of discontinued operations should be read in conjunction with our consolidated financial statements, including all notes attached to these statements, which appear at the end of this filing. In addition to historical information, the discussion here and elsewhere in this filing contains some forward-looking statements. These statements by their nature involve risks and uncertainties, and should not be construed to imply any promise, certainty or likelihood that these results or trends will necessarily continue in the future. Our actual results in the future may differ significantly from those anticipated by these forward-looking statements, due to many factors including those set out in the "Risk Factors," "Business" and other sections of this filing.

Plan of Operation

On November 27, 2002, the Company filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the US Bankruptcy Court for the District of Idaho. This allows Medinex to continue to operate while a plan of reorganization is finalized. Liabilities subject to the bankruptcy proceeding include approximately $170,373 of post-Petition liabilities, and approximately $3,032,792 of liabilities deferred pursuant to Chapter 11 of the Bankruptcy Code. These totals are subject to revision through the Proof of Claim process and further proceedings of the Bankruptcy Court.

The Company is under the general supervision of the Office of the United States Trustee for the District of Idaho. The Trustee must approve any transactions outside the ordinary course of business.
The day to day operations of the Company are under the control of the officer of the Company as a Debtor in Possession. Monthly operating and cash flow reports must be submitted to the U.S. Trustee.

All of the following discussions regarding the financial condition and operations of Medinex Systems, Inc. refer to operations which have been transferred and sold due to the Phase I sale of all operational assets on March 26, 2003..

Medinex was focused on software and business-to-business web services medical market. Medinex's medical software solutions include Medinex Office, a Web-based practice management system and MxSecure, a Web-based secure medical messaging system. MedMarket.com is a business-to-business e-commerce community that promotes products and services for physicians, hospitals, and medical professionals. In addition, MedMarket.com is a venue used by manufacturers and distributors of medical equipment and supplies for the promotion and distribution of their products and services.

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

On June 28, 2002, Medinex sold all of the capital stock of Medmarket Inc., DiscountMedBooks, Inc., and its former Political Divisions subsidiaries, which included Net.Capitol, Inc., Raintree Communications Corporation, Public Disclosure, Inc., and U.S. Congress Handbooks, Inc., to the Delta Group, Inc. The report filed with the Securities and Exchange Commission July 1, 2002, on Form 8-K described this sale in detail and included as an exhibit the Stock Purchase Agreement by and between Delta Group, Inc. and Medinex Systems, Inc.

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

                            Restructuring

As Medinex had grown beyond a product development company and toward a software organization, Medinex has reexamined its corporate structure and made adjustments to operate the Company more efficiently. Throughout 2002, Medinex has taken steps to simplify its business processes, reduce its general and administrative expenses and implement financial controls.

On November 27, 2002, Medinex Systems, Inc. (the "Company") filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in Bankruptcy Court. The Company manages, and will continue to manage, its property and operate its business as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code until a final decree is entered. Both Phase I and Phase II auctions were conducted on March 26, 2003, and March 27, 2003. The Company plans to continue under the confirmation of Debtor's Plan to complete and resolve all pending matters until a final decree is entered by the Bankruptcy Court to maximize value for creditors and stockholders.

As part of the restructuring, Medinex had also taken steps to decrease its salary costs. Medinex reduced its employee headcount from over 182 employees at the height of product development to 12 employees as of December 31, 2002. The Company will continue to operate as a debtor in possession under the approved Reorganization Plan until the entry of a final decree by the Bankruptcy Court.

                   Liquidity and Capital Resources

At December 31, 2002, Medinex had a balance of cash and cash equivalents of $81,000 compared to cash and cash equivalents of $177,000 at December 31, 2001. The cash reserves are restricted to used approved by the U.S. Bankruptcy Trustee and the Bankruptcy
Court with respect to payment of administrative expenses and creditors.

For the years ended December 31, 2002 and 2001, cash used in operating activities was $1,957,000 and $681,000, respectively. Cash used in operating activities consisted mostly of funding the Company's net operating losses and its continued operations.

Net cash used by investing activities in the year ended December 31, 2002, was $594,000 compared to $202,000 cash provided for the year ended December 31, 2001. Cash provided by financing activities during the year ended December 31, 2002, was $1,267,000. During the year ended December 31, 2001, cash provided by financing activities was $539,000. Most of the activities for which the Company invested cash are now discontinued operations and were sold in the Phase I Sale.

The Company's current business plan concentrates on the completion of the sale of its assets and payment of its creditors pursuant to the Reorganization Plan. None of the Company's creditors have been discharged and no final decree has been entered.

FACTORS AFFECTING FUTURE OPERATIONS.

On November 27, 2002, Medinex Systems, Inc. filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. The Company manages, and will continue to manage, its property and operate its business as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

At a hearing held on February 19, 2003, the Bankruptcy Court considered and approved motions allowing for the continued use of cash collateral and the Debtor's continued drawdowns of Post Petition Credit in light of the Disclosure Statement and Plan of Reorganization conditionally approved by an Order signed by the Court on January 31, 2003. Further, the Court issued an Order authorizing Medinex Systems, Inc., to market the sale of its assets as described in the Plan and Disclosure Statement; solicit offers for both the Phase I - Auction Sale of Assets - and Phase II - Auction of the publicly traded corporate entity; and, to commence publication and mailing of proposed sale of assets to prospective bidders and purchasers. Final approval of the Reorganization Plan was granted by the Court on March 6, 2003.

Both Phase I and Phase II auctions were conducted on March 26, 2003, and March 27, 2003. The Court has scheduled the confirmation of the sale proceedings for April 28, 2003. The Company plans to continue under the confirmation of Debtor's Plan to complete and resolve all pending matters until a final decree is entered by the Court to maximize value for creditors and stockholders. The Company will pursue a new product and marketing strategy upon the Bankruptcy Court's entry of a final decree.

ITEM 7.           FINANCIAL STATEMENTS

The financial statements required by this item are set forth on pages F-1 through F-28.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

On February 12, 2001, the Board of Directors approved the recommendation by the Audit Committee of the Board of Directors to
(i) engage Williams and Webster, P.S. as the independent accountants for Medinex and (ii) dismiss Arthur Andersen LLP as such independent accountants. On May 30, 2002, the Company's Shareholders ratified the employment of Williams and Webster, P.S., at the Company's Annual Meeting. William and Webster were formerly associated with Arthur Anderson, LLP.

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

                              PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                  CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

PURSUANT TO THE REORGANIZATION PLAN CONFIRMED BY THE BANKRUPTCY COURT, COLIN CHRISTIE SHALL EXERCISE HIS AUTHORITY AS CEO FOR PURPOSES OF CONSUMMATION OF THE PLAN AND A FINAL ORDER CLOSING THE BANKRUPTCY. WITHOUT SPECIFIC AUTHORIZATION AND DIRECTION FROM THE BANKRUPTCY COURT, THE OTHER DIRECTORS HAVE NO AUTHORITY OR POWERS TO TAKE ANY ACTION UNDER THE REORGANIZATION PLAN, INCLUDING, BUT NOT LIMITED TO, GENERAL CORPORATE ACTION OF ANY KIND. DIRECTOR COLIN CHRISTIE WAS GRANTED ALL NECESSARY AUTHORITY TO EXECUTE REQUIRED DOCUMENTS TO CONSUMMATE THE CHAPTER 11 REORGANIZATION PLAN.

Executive Officers and Directors

The following table describes certain information about Medinex's executive officers and directors:

   Name                        Age             Position
---------------------------   -----   ---------------------------
Colin Christie .............    43    Chief Executive Officer,
                                      President and Secretary of
                                      Board of Directors, Director
Maureen Cantlay ............    47    Interim Principal Financial
                                       Officer
Donna L. Weaver ............    58    Director
Anthony J. Paquin               43    Director
R. Scot Haug ...............    55    Chairman of Board of Directors
John Haehl, Ph.D............    63    Director

For further information, reference is made to the Proxy Statement filed pursuant to Section 14(A), dated April 1, 2002, for the Annual meeting of May 30, 2002.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires the Company's directors and officers and persons who beneficially own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock in the Company. Officers, directors and greater than ten percent shareholders are required by Commission regulation to furnish the Company with copies of all
Section 16(a) reports they filed. To our knowledge, based solely on our review of the copies of reports furnished to us and written representation that no other reports were required, during the fiscal year ended December 31, 2002, these persons complied with all
Section 16(a) filing requirements.

ITEM 10.          EXECUTIVE COMPENSATION

CERTAIN DISCUSSIONS FOLLOWING REGARDING EXECUTIVE COMPENSATION REFER TO THE OPERATING BUSINESS PRIOR TO BEING DISCONTINUED DUE TO THE
PENDING BANKRUPTCY AND PHASE I SALE OF THE OPERATIONAL ASSETS ON
MARCH 26, 2003, AND THE PHASE II SALE ON MARCH 27, 2003.

None of the current Directors or officers receive any compensation with the exception of Colin Christie. Under the direction of the Bankruptcy Court, Colin Christie will be compensated for his assistance pursuant to the Reorganization Plan as an administrative expense and claim.

In September, 2000, the Compensation Committee agreed that each non-employee Director would receive stock as payment for his or her services as a Director in lieu of cash. Total stock and cash paid to Directors for services rendered in fiscal years 2002 and 2001 was 83,334 shares of common stock and 418,835 shares of common stock and $14,000 cash, respectively.

Reference is made to the information set forth under the caption
"Executive Compensation" in the Proxy Statement filed pursuant to
Section 14(A), dated April 14, 2002 for the Annual Meeting on May
30, 2002.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

Disclaimer

Reference is made to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement filed pursuant to Regulation 14A, on April 14, 2002 for the Annual Meeting of May 30, 2002, which information is incorporated herein by reference.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Disclaimer

During the year ended December 31, 2002, a shareholder loaned $760,000 to the Company. The loan accrued interest through September 30, 2002, at an annual rate of 12%. Accrued interest at December 31, 2002 $31,307. The parties have negotiated a change in the terms and conditions of the loan. These changes have been approved by the Company's Directors. Effective October 1, 2002, accrued interest will be added to the principal balance of the loan. The resulting principal balance of $791,307 will accrue interest at the federal rate of 3.75% per annum. The term of the loan has been extended to five years with payments of interest only to commence in January of 2003. This Note is secured by all assets, both tangible and intangible of the Company held currently or acquired in the future. The shareholder has agreed to subordinate its lien against the Company's assets to any secured financing which meets the Company's budgeted financial needs for the next twelve months. At the option of the Noteholder, all or any part of the principal amount and accrued interest may be converted to Medinex common stock at the lowest price that the Company's common stock has been sold during the term of the Promissory Note. The Company sold common stock at $0.05 per share during July, 2002. If the shareholder were to elect to convert the entire principal and accrued interest balance at December 31, 2002, the conversion would result in the issuance of 15,826,140 shares of the Company's common stock.

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

2.5 Agreement, dated effective as of July 26, 2000, by and between Politics.com, Inc. and Medinex Systems, Inc.;
       incorporated by reference to Exhibit 2.1 to the Registrant's Form 8K filed October 10, 2000 (Commission File No. 000-
       26337).

2.6 Stock Purchase Agreement, dated as of June 28, 2002, by and between Delta Group, Inc. and Medinex Systems, Inc., formerly known as Netivation.com, Inc., incorporated by reference to
       Exhibit 2.1 to Registrant' Form 8K filed July 1, 2002
       (Commission File No. 000-26337).

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

23.1   Consent of Williams and Webster, P.S.

(b) Reports on Form 8-K.

Registrant's Form 8-K filed July 3, 2002, (Commission File No. 000-
  26337):
Registrant's Form 8-K filed November 14, 2002, (Commission File No.
 000-26337):
Registrant's Form 8-K filed November 27, 2002, (Commission File No.
 000-26337):
Registrant's Form 8-K filed January 8, 2003, (Commission File No.
 000-26337):
Registrant's Form 8-K filed January 24, 2003, (Commission File No.
 000-26337):
Registrant's Form 8-K filed January 27, 2003, (Commission File No.
 000-26337):
Registrant's Form 8-K filed February 25, 2003, (Commission File No.
 000-26337):

ITEM 14.       CONTROL AND PROCEDURES

Due to the pending bankruptcy of the Company, we are operating and controlled by the Reorganization Plan approved by the Bankruptcy Court. Prior to the filing of the Bankruptcy, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC reports. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date we carried out this evaluation.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described in the preceding paragraph as the Bankruptcy is still pending.
                              SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medinex Systems, Inc.

 Registrant

Date: April 23, 2003


By:  /s/  Colin Christie
     Colin Christie
     Chief Executive Officer


By:  /s/  Maureen Cantlay
     Maureen Cantlay
     Interim Chief Financial Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature               Title                   Date


/s/ Colin Christie
Colin Christie        Chief Executive Officer     April 23, 2003



/s/ Maureen Cantlay
Maureen Cantlay       Interim Chief Financial     April 23, 2003
                      Officer



/s/ Colin Christie
Colin Christie        Director                    April 23, 2003



                            CERTIFICATIONS


I, Colin Christie, certify that:

1. I have reviewed this annual report on Form 10-KSB of Medinex Systems, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 23, 2003



By: /s/ Colin Christie
    Colin Christie
    Chief Executive Officer





                            CERTIFICATIONS


I, Maureen Cantlay, certify that:

1. I have reviewed this annual report on Form 10-KSB of Medinex Systems, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                      a)     designed such disclosure controls and
                             procedures to ensure that material
                             information relating to the registrant,
                             including its consolidated
                             subsidiaries, is made known to us by
                             others within those entities,
                             particularly during the period in which
                             this annual report is being prepared;

                      b)     evaluated the effectiveness of the
                             registrant's disclosure controls and
                             procedures as of a date within 90 days
                             prior to the filing date of this annual
                             report (the 'Evaluation Date"); and

                      c)     presented in this annual report our
                             conclusions about the effectiveness of
                             the disclosure controls and procedures
                             based on our evaluation as of the
                             Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                      a)     all significant deficiencies in the
                             design or operation of internal
                             controls which could adversely affect
                             the registrant's ability to record,
                             process, summarize and report financial
                             data and have identified for the
                             registrant's auditors any material
                             weaknesses in internal controls; and

                      b)     any fraud, whether or not material,
                             that involves management or other
                             employees who have a significant role
                             in the registrant's internal controls;
                             and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 23, 2003




By: /s/ Maureen Cantlay
    Maureen Cantlay
    Interim Chief Financial Officer



To the Board of Directors
Medinex Systems, Inc.
Post Falls, Idaho

                     INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of Medinex Systems, Inc as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medinex Systems, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 9 to the financial statements, the Company filed Chapter 11 under the U.S. Bankruptcy code, sold their operations and is dependent on a future buyer for the public shell to continue operations. These factors raise substantial doubt about the ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

April 14, 2003
                        MEDINEX SYSTEMS, INC.
                            BALANCE SHEETS
                            (IN THOUSANDS)



                                      December 31,    December 31,
                                         2002             2001
                                                       (Restated)


ASSETS

Current Assets:
     Cash                                $ 81            $ 177

          Total assets                   $ 81            $ 177



LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

Current Liabilities:
Net liabilities of discontinued
 operations                              $ 39          $ 2,317

Liabilities subject to
 compromise                              3,065            -

    Total liabilities                    3,104           2,317

  COMMITMENTS AND CONTINGENCIES            -              -

Preferred stock, $0.01 par value,
 10,000,000 shares authorized, no
 shares issued                             -              -
Common stock, $0.01 par value,
 100,000,000 shares authorized,
 20,365,288 and 16,923,080 shares
 issued and outstanding, respectively      204            169
Additional paid-in capital              44,680         43,844
Stock subscriptions receivable             -              (34)
Warrants                                    41             41
Accumulated deficit                    (47,948)       (46,160)

 Total stockholders' equity (deficit)   (3,023)        (2,140)

 Total liabilities and stockholders'
  equity (deficit)                        $ 81          $ 177

The accompanying notes are an integral part of these financial statements.
                                  2

                        MEDINEX SYSTEMS, INC.
                       STATEMENTS OF OPERATIONS
          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                          Year Ended December 31,
                                          2002            2001
                                                       (Restated)

Revenues, net                             $    -          $   -

Total cost of revenue                          -              -

Gross profit                                   -              -

Operating expenses

Loss from continuing operations                -              -

Net loss from continuing operations
 before income taxes                           -              -

Income taxes                                   -              -

Loss from discontinued operations,
 net of income taxes                       (1,788)        (4,727)

Net loss available to common
 stockholders                          $   (1,788)    $   (4,727)

Basic and diluted net loss per
 common share, discontinued operations $    (0.10)    $    (0.11)

Weighted average shares outstanding     17,739,018     12,438,896



The accompanying notes are an integral part of these financial statements.
                                  3





                        MEDINEX SYSTEMS, INC.
           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)FLOWS



                                                        ADDITIONAL
                                         COMMON STOCK    PAID IN
                                       SHARES    AMOUNT  CAPITAL

Balance, December 31, 2000           12,309,631    123   43,264
 Issuance of stock for directors fees   418,853      4      114
 Issuance of stock for financing fees    82,360      1       34
 Options exercised                       27,786     -         6
 Issuance of common stock with debt      75,000      1       14
 Issuance of stock for cash less
   issuance cost of $44,000           3,989,500     40      410
 Employee stock purchase                  4,950     -         1
 Issuance of stock as severance pay      15,000     -         1
 Net loss for the year ended
   December 31, 2001 (restated)              -      -        -
Balance, December 31, 2001           16,923,080    169   43,844

Stock subscriptions paid                     -      -        -
Issuance of common stock for
   Directors fees                        83,334      1       22
Issuance of stock for accounts payable
   and interest                         190,582      2       29
Issuance of stock for legal services     14,917     -         2
Issuance of stock included in sale of
   MedMarket                            140,375      1
Gain on MedMarket transaction                -      -       537
Issuance of stock for services          250,000      3       39
Issuance of stock for cash            2,763,000     28      192
Net loss for the year ended
   December 31, 2002                         -      -        -
Balance, December 31, 2002           20,365,288    204   44,680



                                             STOCK
                                         SUBSCRIPTIONS
                                           RECEIVABLE      WARRANTS

Balance, December 31, 2000                      -              -
 Issuance of stock for directors fees           -              -
 Issuance of stock for financing fees           -              -
 Options exercised                              -              -
 Issuance of common stock with debt             -              -
 Issuance of stock for cash less
   issuance cost of $44,000                   (34)             41
 Employee stock purchase                        -              -
 Issuance of stock as severance pay             -              -
 Net loss for the year ended
   December 31, 2001 (restated)                 -              -
Balance, December 31, 2001                    (34)             41

Stock subscriptions paid                       34              -
Issuance of common stock for
   Directors fees                               -              -
Issuance of stock for accounts payable
   and interest                                 -              -
Issuance of stock for legal services            -              -
Issuance of stock included in sale of
   MedMarket                                    -              -
Gain on MedMarket transaction                   -              -
Issuance of stock for services                  -              -
Issuance of stock for cash
Net loss for the year ended
   December 31, 2002                            -              -
Balance, December 31, 2002                      -              41



                                          ACCUMULATED
                                           (DEFICIT)        TOTAL

Balance, December 31, 2000                  (41,433)        1,954
 Issuance of stock for directors fees            -            118
 Issuance of stock for financing fees            -             35
 Options exercised                               -              6
 Issuance of common stock with debt              -             15
 Issuance of stock for cash less
   issuance cost of $44,000                      -            457
 Employee stock purchase                         -              1
 Issuance of stock as severance pay              -              1
 Net loss for the year ended
   December 31, 2001 (restated)              (4,727)       (4,727)
Balance, December 31, 2001                  (46,160)       (2,140)

Stock subscriptions paid                         -             34
Issuance of common stock for
   Directors fees                                -             23
Issuance of stock for accounts payable
   and interest                                  -             31
Issuance of stock for legal services             -              2
Issuance of stock included in sale of
   MedMarket                                     -             16
Gain on MedMarket transaction                    -            537
Issuance of stock for services                   -             42
Issuance of stock for cash                       -            220
Net loss for the year ended
   December 31, 2002                         (1,788)       (1,788)
Balance, December 31, 2002                  (47,948)       (3,023)

                                  4

                        MEDINEX SYSTEMS, INC.
                       STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS)



                                           Years Ended December 31,
                                              2002          2001
                                                         (Restated)
Cash flows from operating activities:
Net loss                                   $ (1,788)      $ (4,727)
Net loss from discontinued operations
Adjustments to reconcile net loss to net
 cash used in operating activities:
Stock issued for services and compensation       67            120
Stock issued for financing and interest
 expense                                         31             35
Depreciation and amortization                   172            986
Amortization of discount on debenture            -               3
Loss (gain) on sale and disposal of property
 and equipment                                  (15)           164
Impairment of intangibles                       279            102
Loss on permanent impairment investment          -              95
Loss on impairment of property                   43             -
Change in certain assets and liabilities:
Net cash provided (used) by discontinued
 operations                                    (746)         2,541
Net cash used in operating activities        (1,957)          (681)

Cash flows from investing activities:
Investments in discontinued operations          594            202
Net cash provided by investing activities       594            202

Cash flows from financing activities:
Proceeds from borrowing                       1,013             60
Proceeds from issuance of debentures             -               2
Proceeds from exercise of stock options          -               6
Proceeds from the issuance of stock and
 warrants                                       254            471
Net cash provided by financing activities     1,267            539

Net increase (decrease) in cash and cash
 equivalents                                    (96)            60
Cash and cash equivalents at beginning of
 period                                         177            117

Cash and cash equivalents at the end of the
 period                                        $ 81          $ 177

Supplemental cash flow disclosures
Interest paid                                  $  2          $  -
Income taxes paid                              $ -           $  -

Non-cash transactions
Stock issued for interest and financing fees   $ 31          $  35
Stock issued as director's fees                $ 23          $ 118
Stock issued for compensation and services     $ 44          $   1
Stock issued with debt                         $ -           $  15
Stock issued in disposition of Med Market      $ 16          $  -
Gain on Medmarket transaction recorded as
an increase in additional paid-in capital      $537          $  -
Liabilities subject to compromise           $ 3,065          $  -

The accompanying notes are an integral part of these financial statements.
5

MEDINEX SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATE)


NOTE 1--ORGANIZATION AND DESCRIPTION OF BUSINESS

Medinex Systems, Inc. ("Medinex" or the "Company"), a Delaware corporation, formerly named Netivation.com, Inc. is headquartered in Post Falls, Idaho. The Company commenced operations after acquiring technology developed by management on September 26, 1997.

On November 27, 2002, the Company filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Idaho. The claims under this petition are reflected in the December 31, 2002, balance sheet as "liabilities subject to compromise". See Notes 11, 12, and 13.

The Company has historically and principally been engaged in the development, design and marketing of software and websites focused on medical communities. Additionally, the Company had developed and operated a topic-specific Internet community in the political arena.

During June 2002, Medinex sold the assets of its MedMarket division and all of the remaining common stock of the subsidiary corporations of its former political division to Delta Group, Inc. In February 2001, Medinex sold its political division in a management-led buyout.

Medinex sold off Pinnacle MedSource, Inc., a medical distribution company on September 6, 2001. This subsidiary was acquired in 2000. See Note 3 for additional information on the Company's divestitures.

Certain financial statement amounts have been reclassified to conform to the 2002 presentation. These reclassifications had no effect on the net loss, comprehensive loss or accumulated deficit as previously reported.

All of the Company's prior operating components results are reported as discontinued operations in the accompanying financial statements for all periods presented. The assets and liabilities of these entities have been reported in the Company's balance sheet as net assets of discontinued operations.

Basis of Presentation and Going Concern
The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception.

The Company filed Chapter 11 protection under the U.S. Bankruptcy Code on November 27, 2002. Subsequent to December 31, 2002, the Company sold all of its operating assets and the public shell. The transfer of the public shell has not been consummated by the U.S. Bankruptcy court. These financial statements of not include any adjustments that might result from the outcome of this uncertainty. (See Note 9).

MEDINEX SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATE)


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

The following principles were significant to the Company's prior operations upon completion and settlement of the bankruptcy these principles may change.

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the U.S. and have been consistently applied in the preparation of the financial statements.

Principles of Consolidation
The Company's consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. These existing subsidiaries are dormant, therefore no reference to consolidated financial information has been made in the financial statements or notes to the financial statements.

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

Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Medinex places its cash and cash equivalents with established financial institutions. At times, such investments may be in excess of the federal insurance limit.

Inventory
Inventories are stated at the lower of average cost or net realizable value.

Investments
The Company classifies investments as available for sale under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Investments are carried at fair market value, which is based on quoted market prices. Unrealized holding gains and losses are included as a component of accumulated other comprehensive loss, net of related deferred income taxes, unless a permanent impairment in value has occurred, which is then charged to operations. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. Dividend and interest income is recognized as earned.

MEDINEX SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATE)


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Property and Equipment
Property and equipment are stated at the lower of cost or net realizable value. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation is determined using the straight-line method over the expected useful lives of the assets which is 3-5 years for furniture and fixtures, 3-5 years for vehicles and equipment, 3 years for computer equipment and software and 5 years or the remaining life of the lease, whichever is less, for leasehold improvements.

Intangible Assets
Intangible assets have principally consisted of customer base and goodwill related to acquisitions accounted for under the purchase method of accounting. Amortization of these purchased intangibles was provided on the straight-line basis over the respective useful lives of the assets, primarily three years. The Company identifies and records impairment losses on intangible and other assets when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the regulatory or business climate and projected undiscounted future cash flows from the respective asset. As of December 31, 2002 and 2001, intangible assets consisted of the following:


                                       2002             2001
Customer base                         $  115           $  115
Goodwill                                 235            3,888
                                         350            4,003
Less: Accumulated amortization           (67)          (3,715)
                                      $  283           $  288

During the year ended December 31, 2002, the Company disposed of its MedMarket subsidiary which included the customer base and goodwill shown above. These net intangibles are included in discontinued operations at December 31, 2002 and 2001.

During the fourth quarter 2001, management determined the intangible assets would not be fully recovered. Based on an estimated future cash flows analysis, Medinex has taken a charge of $480 in its statement of operations for the year ended December 31, 2001 reflecting this impairment of the intangibles.

Compensated Absences
Employees of the Company are entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service and other factors. Liabilities of $0 and $26 for compensated absences accrued have been recorded in the accompanying financial statements at

MEDINEX SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATE)


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Compensated Absences (continued)
December 31, 2002 and 2001, respectively. This liability is subject to compromise in 2002 and discontinued operation in 2001.

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

Income Taxes
The Company recognizes deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and tax carryforwards. Deferred tax assets have been reduced, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized.

Revenue Recognition
In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. The Company believes its revenue recognition practices are in conformity with the guidelines prescribed in SAB No. 101.

The Company's revenues have historically been generated from merchandise sales, website development and hosting, Internet access, software licenses and advertising.

Sales of products directly to customers through e-commerce and traditional channels are recognized when shipped. In these transactions the Company acts as merchant-of-record. Accordingly, the Company records as revenue the full sales price of the product sold and records the full cost of the product to the Company as cost of revenues, upon shipment of the product.

MEDINEX SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATE)


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Revenue Recognition
Software licensing costs and website development revenues are generally recognized when all elements essential to the functionality of the software or the website have been delivered. Where the Company has significant continuing involvement with the licensee, revenues are deferred and recognized over the term of the agreement. Hosting contracts typically have a term of one year, with fees charged on a monthly basis. Internet access is billed on a monthly basis and is earned as billed.

Advertising consists of the sale of impressions on one or more of the Company's network of websites. Advertising revenues are recognized ratably over the term of the applicable agreement.

Deferred revenues principally consist of advertising, licensing and hosting fees that are being amortized over their contract life.

Reclassifications
Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2002 presentation. In the current fiscal year, the operating results of Medinex Systems, Inc. which filed for bankruptcy protection in December 2002, have been reclassified as discontinued operations for all periods presented. See Note 9.

Stock-based Compensation
The Company measures compensation cost for stock option plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Medinex also provides the required disclosures of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation."

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation Number 44 ("FIN 44"),"Accounting for Certain Transactions Involving Stock Compensation." FIN 44 clarifies the application of APB 25 for certain issues. The adoption of FIN 44 did not have a material affect on the Company's financial position or results of operations for the year ended December 31, 2002 or 2001.

Advertising Costs
The cost of advertising is expensed as incurred. During the periods ending December 31, 2002 and 2001, the Company incurred advertising expense of $20 and $6, respectively.

Research and Development
Research and development costs are expensed as incurred and consist primarily of salaries, supplies and contract services.

MEDINEX SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATE)


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

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

Basic and Diluted Loss Per Share
In accordance with Statement of Financial Accounting Standards No. 128, "Computation of Earnings Per Share," basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. Due to the losses in 2002 and 2001, potentially dilutive securities were excluded from the calculation of diluted earnings (loss) per share as they were anti-dilutive. Therefore, there was no difference in the calculation of basic and diluted earnings (loss) per share in 2002 and 2001. All losses were from discontinued operation in 2002 and 2001 and reported as such.

Recent Accounting Pronouncements
In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (hereinafter "SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002, effective December 31, 2002 with early adoption encouraged. The financial statements for the prior year have been restated to reflect discontinued operations and the petition for bankruptcy at December 31, 2002.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 44, 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (hereinafter "SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which

MEDINEX SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATE)


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Recent Accounting Pronouncements (continued) required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, FASB No. 64, which amended FASB No. 4, was rescinded, as it was no longer necessary. FASB No. 44, Accounting for intangible Assets of Motor Carriers, established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980.
Since the transition has been completed, FASB No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended FASB No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 which did not have a material effect on the financial statements of the Company at December 31, 2002.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment of Long-Lived Assets", which requires a single accounting model to be used for long-lived assets to be sold and broadens the presentation of discontinued operations to include a "component of an entity" (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale, or has been disposed of, is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.

The Company adopted SFAS No. 144 effective August 1, 2001. The operating results of Medinex Systems, Inc. are included in the accompanying financial statements as discontinued operations. Assets and liabilities of Medinex Systems, Inc. are included in net liabilities at December 31, 2002 and 2001.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (hereinafter "SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 which did not have a material impact on the financial statements of the Company.

MEDINEX SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATE)


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Recent Accounting Pronouncements (continued)
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter "SFAS No. 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (hereinafter "SFAS No. 142"). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On January 1, 2002, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 resulted in no change to the Company's results of operations, as the Company did not have assets with indeterminate lives. At December 31, 2002 all intangible assets are included in discontinued operations.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of indebtedness of Others" ("FIN 45"), which expands the disclosure requirements to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Certain guarantees, including (i) an original lessee's guarantee of the lease payments when the lessee remains secondarily liable in conjunction with being relieved from being the primary obligor and (ii) a parent's guarantee of a subsidiary's debt to a third party, and a subsidiary's guarantee of debt owed to a third party by either its parent or another subsidiary of that parent, are excluded from the provisions related to liability recognition. These guarantees, however, are subject to the disclosure requirements of the interpretation. The liability recognition provisions of FIN 45 are applicable to guarantee's issue dafter December 31, 2002. The disclosure requirements of the interpretation are effective for financial statements of interim and annual periods ending after December 15, 2002. The Company does not anticipate issuing any guarantees which would be required to be recognized as a liability under the provisions of FIN 45 and thus does not expect the adoption of this interpretation to have a material impact on its results of operations or financial position. The Company has adopted the disclosure requirements of FIN 45 effective for fiscal year ended December 31, 2002.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain

MEDINEX SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATE)


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Derivative Instruments (continued)
Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss misrecognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At December 31, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.


NOTE 3 - DIVESTITURES

Divestitures
On June 28, 2002, Medinex sold all of the capital stock of MedMarket, Inc., DiscountMedBooks, Inc., and its former political division's subsidiaries, which included Net.Capital, Inc., Raintree Communications Corporation, Public Disclosure, Inc., and U.S. Congress Handbooks, Inc. to the Delta Group, Inc. The report filed with the Securities and Exchange Commission on July 1, 2002 on Form 8-K describes this sale in detail and includes as an exhibit the stock purchase agreement by and between Delta Group, Inc. and Medinex Systems, Inc.

On February 13, 2001, Medinex sold substantially all of the assets of its political division, which included the assets of its subsidiary corporations, Raintree Communications Corporation, Public Disclosure, Inc., Net.Capitol, Inc., and U.S. Congress Handbooks, Inc., along with certain other political-related assets and liabilities, to Votenet Solutions, Inc. ("Votenet") in exchange for cash consideration of $1,150 and an option by one of Votenet's shareholders to purchase 3,448,276 shares of the Company's common stock for $0.29 per share and 3,448,276 shares of the Company's common stock for $0.61 per share. This option was not exercised and expired in 2001. These assets sold to the Votenet and the revenues previously derived from it were substantially all of the operations of the Company's political segment for financial reporting purposes.

MEDINEX SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATE)


NOTE 3 - DIVESTITURES

Divestitures (continued)
On September 6, 2001, Medinex Votenet sold substantially all of the assets of its subsidiary, Pinnacle Medsource, Inc., a Delaware corporation ("Pinnacle"), in exchange for cash consideration of $325. These assets sold to Pinnacle and the revenues previously derived from it were substantially all of the operations of Pinnacle's wholesale medical equipment supply and distribution business for financial reporting purposes.


NOTE 4   FEDERAL INCOME TAXES

The Company did not provide an income tax benefit for any of the periods presented because it has experienced operating losses since inception. The Company's total tax net operating loss carryforwards were approximately $34 million at December 31, 2002 which expire between 2012 and 2020. The significant components of the deferred tax asset at December 31, 2002 and 2001 were as follows:


                                              2002          2001
Income Tax Related to:
  Net operating loss carryforward           $ 11,745      $ 10,200
  Stock compensation                              65           651
  Amortization of intangibles and other           -            128
  Deferred tax asset                          11,810        10,979
  Deferred tax asset valuation allowance     (11,810)      (10,979)
                                            $     -       $     -

Medinex recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized principally due to the expiration of net operating losses and tax credit carry forwards. The valuation allowance on deferred tax assets increased by $831 during 2002. In accordance with certain provisions of the Internal Revenue Code, as amended, a change in ownership of greater than 50% of a company within a two-year period results in an annual limitation on the Company's ability to utilize its net operating loss ("NOL") carryforwards from tax periods prior to the ownership change. The Company disposed of subsidiaries over the past two years. The tax effects of the subsidiaries' prior tax status have not been included and are expected to be limited by provisions of the Internal Revenue Code.


NOTE 5   DEBT

Promissory Notes
On August 3, 2001, Medinex completed a private placement offering in which Medinex borrowed $75 from an accredited investor. Medinex agreed to repay the loan, plus interest of

MEDINEX SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATE)


NOTE 5   DEBT

Promissory Notes (continued)
12% per annum, on August 3, 2003. The holder of the note also received 75,000 shares of Medinex common stock. (See Note 6). The securities offered under the private placement are exempt from registration requirements for public offerings under Regulation D or other applicable exemptions from registration promulgated under the Securities Act of 1933 and applicable state securities laws and regulations. The proceeds from the offering were used for working capital. The stock issued was valued at $15 with the resulting discount on the debenture being amortized as interest expense over two years. As of December 31, 2002, the unamortized discount was $6.

In 2001, Medinex completed private placement offerings with accounts payable vendors, converting the payable balances to debentures. The debentures are due to be paid by Medinex in August, 2003, and bear interest of 12% per annum. The Company issued 82,360 shares of common stock valued at $35 to these vendors for accrued interest on these notes. See Note 6.


NOTE 6   STOCKHOLDERS' EQUITY

Convertible Preferred Stock
On June 23, 1999, the Company closed its initial public offering of 2,455,000 shares of common stock at $10.00 per share, for net proceeds of $23.2 million. At closing, all of the Company's issued and outstanding shares of convertible preferred stock were converted into 2,325,000 shares of common stock.

In January 1999, the Company increased the authorized amount of preferred stock to 10,000,000 shares, with a par value of $.01. Shares of preferred stock may be issued from time to time in one or more series, with designations, rights, preferences and limitations established by the Company's board of directors.

Common Stock
At December 31, 2002, the Company has authorized 100,000,000 shares of $.01 par value common stock. During the year ended December 31, 2002, the Company issued 2,763,000 shares of common stock for cash of $220; 83,334 shares of common stock for directors fees with a fair market value of $23; 190,582 shares of common stock at a fair market value of $31 for accounts payable and common stock; 14,917 shares of common stock with a fair market value of $2 were issued for legal services; 140,375 common stock shares at a fair market value of $16 were included with the sale of MedMarket; and 250,000 shares of common stock with a fair market value of $42 for services.

MEDINEX SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATE)


NOTE 6   STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock (continued)
The Company had commitments for approximately 700,000 common stock shares to be issued for services or settlements on debt which were unissued at the time of filing for bankruptcy. The Company does not expect to issued these shares.

On November 6, 2001, Medinex initiated a private placement offering in which Medinex could sell 4,200,000 shares of common stock to accredited investors. The Company sold 3,677,000 shares of common stock in this private placement before December 31, 2001. The total price of these shares was $400, which includes $44 in issuance costs and expenses in connection with this offering.

On May 22, 2001, Medinex completed a private placement offering in which Medinex offered for sale 312,500 units to accredited investors. Each unit consisted of one share of Medinex common stock and one warrant to purchase one share of common stock at $0.85. The common stock was issued without registering the stock under the Exchange Act. The holders of the shares of Medinex common stock upon exercise of the warrants will have certain registration rights with regard to such common stock. The total price for the units sold by Medinex in this Offering was $100. The proceeds from the Offering were used for working capital.

The Company also issued 418,853 shares of common stock with a fair market value of $118 as board of directors fees; 82,360 common stock shares with a fair market value of $35 as financing costs; 15,000 shares of common stock with a fair market value of $1 as severance compensation; 27,786 common stock options were exercised at $6 and 4,950 shares of common stock were issued from the employee stock purchase plan.

Stock Option Plans
The following information on stock options is subject to modification under the petition for bankruptcy. It is expected that most if not all stock options and warrants and the plans associated with the options and warrants will be cancelled in the bankruptcy.

During the three months ended September 30, 2002 the Company retroactively granted 4,000 options previously earned by a consultant at exercise prices between $0.17 and $0.36 per share. These options were fully vested upon grant. On October 9, 2002 the Company granted a total of 260,000 common stock options exercisable at prices varying from $0.19 to $0.30 per share. Of these options, 210,000 were fully vested at the date of grant. These options were granted based upon agreements reached during the three months ended September 30, 2002.

During the three month period ended June 30, 2002, the Company granted 50,000 common stock options exercisable at $0.17, which begin to vest at 16,666 per year on May 20, 2003.

MEDINEX SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATE)


NOTE 6   STOCKHOLDERS' EQUITY (CONTINUED)

Stock Option Plans (continued)
During the three months ended March 31, 2002, the Company granted
75,000 common stock options exercisable at $0.30, which begin to vest at 25,000 options per year on March 1, 2003.

In July 1998, the Company's stockholders and board of directors approved a nonqualified stock option and restricted stock plan. In March 1999, the Company amended and restated this plan as the 1999 Equity Incentive Plan (the "Plan").The board of directors has the authority to determine all matters relating to incentive and non-qualified stock options and restricted stock to be granted under the Plan, including the selection of individuals to be granted options, number of shares to be subject to each option, the exercise price and the term and vesting period, if any. Options generally vest over periods ranging up to three years and have lives up to ten years from the date of grant. Options outstanding at December 31, 2002 and 2001 have an average remaining contractual life of five and seven years, respectively. At December 31, 2002 and 2001, exercise prices ranged from $0.17 to $0.36 and $0.19 to $10.00 per share, respectively.

In January 2000, the Plan was amended to adjust the calculation of the increase in the share reserve as of January 1 of each year. The amended Plan allows for the adjustment of the share reserve to include 15% of the aggregate of (i) the total shares issued and outstanding as of January 1 and (ii) the total shares Medinex is obligated to issue as of January 1. The Company has reserved a total of 1,617,155 shares of common stock for issuance to its stock option holders under the plan and has 146,680 shares remaining in the Plan available for future grant as of December 31, 2000. The Company has elected not to update this Plan in 2001 or 2002. The estimated increase for 2001 is 229,715 shares as of December 31, 2001.

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

The following table summarizes the Company's stock option activity:



                                2002                  2001
                                   Weighted              Weighted
                                   Average               Average
                                   Exercise              Exercise
                         Options    Price      Options    Price

Outstanding, beginning
 of period              1,391,755  $   0.98   1,934,734  $   0.66
Granted                   389,000      0.25     336,080      0.23
Exercised                      -         -      (10,000)    (0.19)
Canceled                       -         -     (869,059)    (2.94)
Outstanding, end of
 period                 1,780,755      0.82   1,391,755      0.98
Exercisable at end of
 period                   977,928      0.43     763,928      0.47

MEDINEX SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATE)


NOTE 6   STOCKHOLDERS' EQUITY (CONTINUED)

Stock Option Plans (continued)
The following table summarizes information about all stock options, including those issued outside of the Plan, outstanding at December 31, 2001:

                  Range of           Remaining
              Exercise Prices         Number

            $   0.03   $   1.00     1,110,213
                1.01       3.00       159,492
                3.01      10.00       511,050
                                    1,780,755

Under APB 25, the Company records compensation expense over the vesting period for the difference between the exercise price and the deemed fair market value for financial reporting purposes of stock options granted.

The Company has adopted the disclosure-only provisions of SFAS No.
123. Had compensation expense had been recognized on stock options issued based on the fair value of the options at the date of grant and recognized over the vesting period, the Company's net loss would have been increased to the pro form amounts indicated below:


                                       2002                 2001
Net Loss:
   As reported                     $   (1,763)           $  (4,786)
   Pro forma                              (80)                 (30)
Basic and diluted loss per share
   As reported                     $    (0.10)           $   (0.38)
   Pro forma                       $    (0.10)           $   (0.38)

The weighted average grant date fair value of options granted in 2002 and 2001 was $0.20 and $0.12, respectively. The fair value of each option was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                       2002                 2001
Expected dividend yield                0.00%                0.00%
Expected stock price volatility      122.00%              122.60%
Risk-free interest rate                4.00%                5.00%
Expected life of options             3-4 years           1-10 years

MEDINEX SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATE)


NOTE 6   STOCKHOLDERS' EQUITY (CONTINUED)

Stock Option Plans (continued)
The initial impact on pro forma net loss may not be representative of compensation expense in future years when the effect of the amortization of multiple awards would be reflected in results of operations.

Employee Stock Purchase Plan.
In March 1999, the board of directors adopted the 1999 Employee Stock Purchase Plan ("Purchase Plan"), to provide employees of the Company and its affiliates with an opportunity to purchase common stock at a discounted rate through payroll deductions. Under the Purchase Plan which terminates at the board of directors' discretion, 500,000 shares of common stock have been reserved for issuance.

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

During the year ending December 31, 2002 and 2001 the Company issued -0- and 4,950 shares to employees under the Purchase Plan, respectively.

Board Compensation
In September 2000, the compensation committee of the board of directors agreed that each non-employee director would receive stock as payment for his or her services as a director in lieu of cash. Total stock and cash paid to Director's for services rendered in fiscal years 2002 and 2001 was 83,334 shares of common stock and 418,835 shares of common stock and $14 cash, respectively.

In 2001, Medinex issued 418,853 shares of unregistered common stock to its non-employee directors for services rendered by the board of directors for the year 2001. Each non-employee director receives a quarterly retainer of $7,500 payable in shares of authorized capital stock based on the market value on the last trading day of each calendar quarter. Such shares are restricted under all applicable state and federal securities laws. No additional fees are paid to directors for meetings attended or chaired. Additionally, on his election to the board on May 22, 2001, one director received an initial grant of 20,000 shares of restricted capital stock.

MEDINEX SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATE)


NOTE 6   STOCKHOLDERS' EQUITY (CONTINUED)

Stock Warrants
In connection with the Company's initial public offering, the Company agreed to issue warrants to purchase 250,000 shares of common stock at $16.50 per share. At December 31, 2000, there were 250,000 warrants outstanding. The warrants expire in 2004. In connection with a private placement offering, the Company issued warrants to purchase 930,000 shares of common stock at $1.90 and 930,000 shares of common stock at $5.00. All of these warrants, which expire in 2005, were outstanding at December 31, 2002.

In connection with a private placement offering, the Company issued 312,500 warrants to purchase one share of common stock at $0.85 per share and 241,700 warrants to purchase one share of common stock at $0.23 per share.

Reserved for Future Issuance
The following common shares have been reserved for future issuance as of December 31, 2002:


                                                 2002
  Employee stock options                      2,231,514
  Employee stock purchase plan                       -
  Other options                                 200,000
  Warrants                                    2,804,200
                                              5,235,714


NOTE 7   RELATED PARTY TRANSACTIONS

During the year ended December 31, 2002, a shareholder loaned $760 to the Company. The loan accrued interest through September 30, 2002 at an annual rate of 12%. The parties negotiated a change in the terms and conditions of the loan, which were approved by the Company's directors. Effective October 1, 2002, accrued interest was added to the principal balance of the loan. The resulting principal balance of $791 accrued interest at the federal rate of 3.75% per annum. Accrued interest at December 31, 2002 was $31.
The term of the loan has been extended to five years with payments of interest only to commence in January of 2003. This note is secured by all assets, both tangible and intangible, of the Company held currently or acquired in the future. The shareholder has agreed to subordinate its lien against the Company's assets to any secured financing which meets the Company's budgeted financial needs for the next twelve months. At the option of the note-holder, all or any part of the principal amount and accrued interest may be converted to Medinex common stock at the lowest price that the Company's common stock has been sold during the term of the promissory note. If the shareholder had elected to convert the entire principal and accrued interest balance at December 31, 2002, the conversion would have resulted in the issuance of 15,826,140 shares of the Company's common stock at $0.05 per share, at which price the Company sold stock during

MEDINEX SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATE)


NOTE 7   RELATED PARTY TRANSACTIONS (CONTINUED)

July 2002. This loan was included in the consideration paid for the remaining operating assets of the Company in the Phase I sale of assets. (See Note 14.)


NOTE 8   LEASES

Leases
During 2001, prior to its move to 1200 Ironwood in Coeur d' Alene, the Company was located in the Riverbend development in Post Falls, Idaho. The Company accrued its back rent through September 2001 and moved to its current location. See Note 11 commitments and contingencies.

The Company has entered into non-cancelable operating lease agreements involving equipment and facilities through the year 2001. Rent expense totaled $133 for the year ended December 31, 2001.

The Company leased office space in Coeur d'Alene for two years beginning August 1, 2001 and terminating on July 31, 2003. The monthly rent began at six hundred dollars per month in August 2001 and increased by fifty dollars per month until December 2001 at which time the rent was eight hundred dollars per month. Beginning in January 2002, the rent was scheduled to increase by one hundred dollars per month to a maximum of one thousand dollars per month. The Company paid one thousand two hundred dollars as a security and cleaning deposit. The Company also leases one additional office in the same building for two hundred twenty dollars per month.

The Company has reimbursed one of its officers for an apartment lease in Celebration Florida. Monthly payments under this one-year lease which expired in October 31, 2002 were one thousand one hundred eighty five dollars. The Company also reimbursed this officer for monthly rent of one thousand eighty nine dollars in connection with a six-month apartment lease in Phoenix, Arizona, which expired February 28, 2002.

A third officer and the Company jointly leased a house in Cave
Creek, Arizona on a six-month lease. The monthly lease payment is two thousand four hundred dollars per month. This lease expired June 2002.


NOTE 9   PETITION FOR RELIEF UNDER CHAPTER 11

On November 27, 2002, the Company filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Idaho. Under Chapter 11, certain claims against the debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the debtor continues business operations as

MEDINEX SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATE)


NOTE 9   PETITION FOR RELIEF UNDER CHAPTER 11 (CONTINUED)

debtor-in-possession. These claims are reflected in the December 31, 2002, balance sheet as "liabilities subject to compromise". Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreement to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the debtor's property, plant, and equipment.

As a debtor, the Company has received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages, although the Company has determined that there is insufficient collateral to cover the interest portion of scheduled payments on its pre-petition debt obligations therefore, the debtor has discontinued accruing interest on these obligations. Refer to Note 10 for a discussion of the credit arrangements entered into subsequent to the Chapter 11 filings.

The Bankruptcy Court confirmed Medinex's plan of reorganization as of March 6, 2003. It was determined that Medinex's reorganization value computed immediately before March 6, 2003, the date of plan confirmation, was $238,592, which consisted of the following:


Cash in excess of normal operating requirements
 generated by operations                             $          -
Net realizable value of asset dispositions           $         158
Present value of discounted cash flows of
    the emerging entity                                         81
Reorganization value                                 $         239
Post-petition current liabilities                    $         197
Liabilities deferred pursuant to Chapter
 11 proceeding                                               3,065
Total post-petition liabilities and
 allowed claims                                              3,262
Secured claim waived (See Note 10)                            (791)
Reorganization value                                          (239)
Excess of liabilities over reorganization value      $       2,232

MEDINEX SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER
SHARE DATE)


NOTE 10 PLAN OF REORGANIZATION

On March 6, 2003, the Bankruptcy Court confirmed the Company's plan of reorganization (hereinafter "Plan"), which as the confirmed provides for the following:

The Company will sell all of its assets in the manner set forth in the Plan. All expenses related to the administration and liquidation of the Company's assets will be paid out of funds available for distribution under the Plan, including cash held on deposit for the Company and additional funds paid in accordance with the minimum bid.

The Company will continue operating its business through the date of the auction and until the auction sale is completely consummated. During the interim period, all operating revenue in excess of operating expenses, if any, will be held in reserve for distribution under the Plan.

By way of the Plan, the Company intends to conduct the auction on or before March 28, 2003 in order to sell all of its assets free and clear of all liens, interests and encumbrances. Claims will attach to the sale of proceeds to the extent and in the priority they exist at the time of sale. All net sale proceeds will be placed in trust and distributed in accordance with the Plan.

Secured Debt
Class 1 debtor in possession ("DIP") Credit Agreement is impaired under the plan and consequently, the holder of the Allowed Class 1 Claim is entitled to vote on the plan. The legal, equitable and contractual rights of the holder of the Allowed Class 1 Claim, the Weaver Trust, will have its Class 1 Secured Claim in the amount equal to the amount advanced under the DIP Financing Order, with interest to the extent funds are available, post Auction. It is anticipated the Class 1 will be paid in full from cash available post auction.

Class 1 will continue to receive monthly payments pursuant to the DIP note and DIP financing order until close of auction and distribution of proceeds.

Senior Debt
Class 3 (Other Secured Claims) consists of the pre-petition secured claim of the Weaver Trust. The secured status of the claim of the Weaver Trust is in question. Class 3 is impaired under the plan and, consequently, the holder of the sole allowed Class 3 claim is entitled to vote on the plan.

For purposes of the plan only, the secured status of the pre-petition claim of the Weaver Trust will be treated as a general unsecured claim as set forth in Class 4. It is understood that the Weaver Trust has agreed to waive its secured claim status as to the pre-petition debt in order to minimize administrative expense and provide an opportunity for distribution to priority tax claims and general unsecured claims. As such, on the distribution date the Weaver Trust will receive a pro rata distribution of final cash available with Class 4 allowed claims.

MEDINEX SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER
SHARE DATE)


NOTE 10 PLAN OF REORGANIZATION (CONTINUED)

Priority Tax Claims
Class 2 (Priority Tax Claim) consists of the claim of the State of Idaho, which is presently disputed as to amount only. Class 2 is impaired under the plan, and consequently, the holder of a Class 2 claim is entitled to vote on the plan. Under the plan as proposed, the minimum bid includes a set aside of $25 for distribution to allowed Class 2 claim. Any distribution under the plan will be deemed a full accord and satisfaction of the claim. As such, on the distribution date, the State of Idaho will receive a distribution of a minimum of $25 to the extent of its allowed claim. If additional funds are available, Class 2 will continue to receive payment to the full extent of its allowed claim.

Trade and Other Miscellaneous Claims
Class 4 consists of allowed unsecured claims which are other than administrative claims and priority tax claims.

The Company estimates that the aggregate outstanding amount of allowed claims in Class 4, as of the effective date, will be in the range of $500 to $700. Class 4 is impaired under the plan, and consequently, the holders of allowed Class 4 claims are entitled to vote on the plan.

On the distribution date, each holder of an allowed Class 4 claim as of the distribution date will receive a pro rata distribution of final available cash. Class 4 will only receive a distribution under the plan upon payment in full of all administrative expenses, Class 1, Class 2, and Class 3 claims.

Percentage of distribution and amount are entirely dependent upon plan funds available and the aggregate amount of allowed claims.

Equity Interests
Class 5 consists of the issued and outstanding shares of common stock of the Company as currently shown on the Company's share registry. Class 5 is impaired as the shares of common stock will be modified and diluted by the plan of reorganization.

It is anticipated that the proposed transfer will require an 80% or greater change in control of the ownership of the Company. As such, the Company will have to rely upon the broad powers of the Bankruptcy Court to accomplish a reverse stock split of outstanding shares of common stock.

The "corporate shell" is the continuing reporting entity for securities matters, including reporting history, articles of incorporation, and bylaws. The essential nature of the value is the publicly trading base of outstanding common stock.

MEDINEX SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER
SHARE DATE)


NOTE 10 PLAN OF REORGANIZATION (CONTINUED)

Equity Interests (continued)
Class 5 will not receive or retain any property under the plan other than an equity interest in the "shell" corporation that survives after the auction of all assets. The Company "shell", including diluted common stock interest of Class 5, will be sold to the highest bidder of a subsequent separate auction. All proceeds derived through such auction shall be distributed in accordance with the terms of distribution contained in this plan. A subsequent auction of the corporate entity shall only occur upon receipt of a minimum qualified bid of at least $50, which was received on March 27, 2003.

The Company will seek an order to cancel or significantly modify all outstanding common stock shares, common stock options and common stock warrants.

Leased Property
The Company will continue to make monthly lease payment through the date of the auction for its leased property located in Idaho and Arizona.


NOTE 11 COMMITMENTS AND CONTINGENCIES

On November 27, 2002, the Company filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the US Bankruptcy Court for the District of Idaho. This allows Medinex to continue to operate while a plan of reorganization is finalized. Liabilities subject to the bankruptcy proceeding include approximately $1,616 of accounts payable, approximately $232 of accrued liabilities and approximately $1,186 of notes payable including lines of credit. These totals are subject to revision through the Proof of Claim process and further proceedings of the Bankruptcy Court.

The Company is under the general supervision of the Office of the United States Trustee for the District of Idaho. The Trustee must approve any transactions outside the ordinary course of business. The day to day operations of the Company are under the control of the officer of the Company as a Debtor in Possession. Monthly operating and cash flow reports must be submitted to the U.S. Trustee.

On January 22, 2003, a Motion was filed with the Court for an emergency sale of the Company's assets to protect their value.
The Motion was approved on March 6, 2003. The sale was completed on March 21, 2003, and March 27, 2003. On these dates the
Company sold all of its operating assets. All of the proceeds from the sale of the operating assets and the cash to be received will be distributed to the creditors of Medinex after payment of all approved bankruptcy administration expenses. Management does not believe that any funds will be available for distribution to stockholders after all approved bankruptcy administration expenses have been paid and distributions have been made to the Company's creditors whose claims of
                                      26

MEDINEX SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER
SHARE DATE)


NOTE 11 COMMITMENTS AND CONTINGENCIES
(CONTINUED)

approximately $2,200 appear to exceed the Company's potential resources from the sale of its operating assets and public shell.

Medinex filed an action against Oron Strauss, a beneficial owner of the Company, in the District Court of Kootenai County, Coeur d'Alene, Idaho on December 1, 2000. Medinex alleged a breach of contract for Mr. Strauss' failure to repay a promissory note, and sought the balance due on the promissory note of $136, plus costs and fees. Mr. Strauss filed a counterclaim against Medinex for unrelated claims. Mr. Strauss sought an unspecified sum, in excess of $10 in damages. On or about April 11, 2002, the parties reached a settlement on this case and stipulated to the dismissal of all claims and counterclaims in this action. This settlement included an indemnification from Medinex to Mr. Strauss to cover certain contingencies. In September, 2002, Medinex was notified by Mr. Strauss that he had settled claims totaling $25 from Financial Pacific Leasing, CDW Leasing, United Portfolio Management, and Axis Capital, Inc., and was now seeking indemnification for such amounts.

Advantage Human Resourcing, LP (Advantage) filed a complaint against Medinex in the Superior Court of the District of Columbia on January 5, 2001. Advantage alleged a breach of contract arising out of a real estate lease and sought damages of $145, plus costs and fees. Both parties agreed to settle the dispute for the sum of $100,000, all due and payable on July 1, 2001. Medinex subsequently defaulted in its obligation to pay the agreed upon amount. On August 28, 2002, a new settlement offer was prepared by Medinex offering: (1) an immediate grant of 50,000 shares of Medinex unregistered, restricted common stock, (2) a cash payment in the amount of $100, payable in increments of $5, per month, commencing on December 1, 2002, and continuing on the first day of each month thereafter until paid.

The American Society of Association Executives filed suit on June 6, 2002, in Ada County, Idaho, Case Number CV OC 0204406D. A request for change of venue was granted, moving the case to Kootenai County, Idaho. The Complaint seeks to recover a balance owing of $4, plus interest at the rate of 12 percent per annum from June 4, 2002. Medinex intends to pursue a settlement of this claim.

Riverbend #1, LLC ("Riverbend") was seeking an amount in excess of $340, for unpaid rent under a written lease for office space located in Post Falls, Idaho. Subsequent to the filing of this action, Medinex located a replacement tenant for the office space. Riverbend filed a Motion for Summary Judgment on December 20, 2001, seeking judgment against Medinex in the amount of $181. On September 27, 2002, Medinex and Riverbend signed a Settlement Agreement. Medinex signed a Promissory Note payable to Riverbend LLC, in the amount of $181, bearing interest at 6% per annum and, in addition, issued to Riverbend 50,000 shares of the Company's common stock at the fair market value of $7,000 in settlement of Riverbend's claim. At December 31, 2002 this stock had not been issued.

                                      27

MEDINEX SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER
SHARE DATE)


NOTE 12 SUBSEQUENT EVENTS

Phase I Sale of Assets Sold at Auction On March 26, 2003, the assets of Medinex Systems, Inc. were sold for $225 plus debt relief of $791 free and clear of all liens, claims and encumbrances and obligations of any nature.

The book value of recorded assets consisted of the following:

           Accounts receivable                               $111
           Contingent claims                                   41
           Patents, copyrights and Intellectual propety         -
           Internet domains and related property                -
           Secure certificates for mxoffice.net and
           mxsecure.com                                         -
           Customer lists, customer agreements and
           marketing/sales databases                            -
           Agreements with resellers and consultants            -
           Proprietary software including but not
           limited to:  MxSecure, MxTranscribe, MxSites,
                        Medinex Office Suite                    -
           Inventory                                            8
           Servers, computers, software and office
           equipment at all locations                          39
                                                             $199

Phase II Auction
On March 27, 2003, Medinex's remaining "shell" was sold for $53 for the control block of stock plus and additional $10 if the Company is successful in obtaining approval of the Section 15 small accredited investor stock. The purchaser will pay for all legal work pertaining to the filing of the December 31, 2002 10KSB and the March 31, 2003 10QSB.

                                      28

                 CONSENT FROM INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-KSB, into the Company's previously filed Registration Statements, File No. 333-
90639, 333-32742 and 333-34306.


/s/  Williams & Webster, P.S.
     Williams & Webster, P.S.
     Certified Public Accountants
     Spokane, Washington
     April 21, 2003

EXHIBIT 99.X



                 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

                   AND THE INTERIM CHIEF FINANCIAL OFFICER


We, Colin Christie, Chief Executive Officer and Maureen Cantlay, Interim Chief Financial Officer, of Medinex Systems, Inc. (the "Registrant"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Annual Report on Form 10-KSB of the Registrant, to which this Certificate is attached as an Exhibit (the "Report'), fully complies with the requirements of
        Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m), as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: April 23, 2003


By:  /S/ Colin Christie
     Colin Christie
     Chief Executive Officer



By:  /s/  Maureen Cantlay
     Maureen Cantlay
     Interim Chief Financial Officer