Form 10QSB
period 2003-03-31
MEDINEX SYSTEMS INC
filed 2003-05-15
CIK 1054709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                            FORM 10-QSB

       (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                  SECURITIES EXCHANGE ACT OF 1934

                  COMMISSION FILE NUMBER 000-26337

                       MEDINEX SYSTEMS, INC.
                (NAME OF REGISTRANT IN ITS CHARTER)

           NEVADA                     82-0514605
  (STATE OF INCORPORATION) (I.R.S. EMPLOYER IDENTIFICATION NO.)

                    804 NORTH LINCOLN STREET #2
                      POST FALLS, IDAHO 83814
                           (602) 765-9242
    (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES
                  AND PRINCIPAL PLACE OF BUSINESS)

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                NONE

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                   COMMON STOCK, PAR VALUE $.001

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes X No

  As of March 31, 2003, there were 20,358,244 shares of the registrant's Common Stock issued and outstanding.

  PART I - FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS

                         MEDINEX SYSTEMS, INC.

                        FINANCIAL STATEMENTS

                             MARCH 31, 2003







                       WILLIAMS & WEBSTER PS
                    CERTIFIED PUBLIC ACCOUNTANTS
                  BANK OF AMERICA FINANCIAL CENTER
                    W 601 RIVERSIDE, SUITE 1940
                         SPOKANE, WA 99201
                           (509) 838-5111




                         MEDINEX SYSTEMS, INC.

                          TABLE OF CONTENTS

                            March 31, 2003



  ACCOUNTANT'S REVIEW REPORT                   1


  FINANCIAL STATEMENTS

    Balance Sheets                             2

    Statements of Operations                   3

    Statement of Stockholders' Equity          4

    Statements of Cash Flows                   5


  NOTES TO THE FINANCIAL STATEMENTS            6




  To the Board of Directors
  Medinex Systems, Inc.


               INDEPENDENT ACCOUNTANT'S REVIEW REPORT


  We have reviewed the accompanying consolidated balance sheet of Medinex Systems, Inc. as of March 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the three months then ended. All information included in these financial statements is the representation of the management of Medinex Systems, Inc.

  We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

  The consolidated financial statements for the year ended December 31, 2002 were audited by us and we expressed an unqualified opinion on them in our report dated April 14, 2003. We have not performed any auditing procedures since that date.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the company filed Chapter 11 under the U.S. Bankruptcy code, sold their operations and is dependent on a buyer of the public shell to continue operations. These factors raise substantial doubt about the ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


  Williams & Webster, P.S.
  Certified Public Accountants
  Spokane, Washington

  May 9, 2003



                         MEDINEX SYSTEMS, INC.
                            BALANCE SHEETS
                            (In thousands)

                                    March 31,     December 31,
                                      2003           2002
                                   (unaudited)

  ASSETS

  Current Assets:
    Cash, restricted                $    150       $     81

      Total assets                  $    150       $     81


  LIABILITIES AND STOCKHOLDERS
    EQUITY (DEFICIT)

  Current Liabilities:
  Accrued legal and accounting      $     80       $      -
  Deposit for stock                       63
      Total current liabilities          143

  Other Liabilities:
  Net liabilities of discontinued
    operations                             -             39
  Liabilities subject to compromise    2,295          3,065

      Total liabilities                2,438          3,104

    COMMITMENTS AND CONTINGENCIES          -              -

Preferred stock, $0.01 par value,
  10,000,000 shares authorized, no
  shares issued                            -              -
Common stock, $0.01 par value,
  100,000,000 shares authorized,
  20,365,288 shares issued and
  outstanding                            204            204
Additional paid-in capital            44,680         44,680
Stock subscriptions receivable             -              -
Warrants                                  41             41
Accumulated deficit                  (47,213)       (47,948)

      Total stockholders' equity
        (deficit)                     (2,288)        (3,023)

      Total liabilities and
        stockholders' equity
        (deficit)                   $    150       $     81



         See accompanying notes and accountant's report
                               2



                     MEDINEX SYSTEMS, INC.
                   STATEMENTS OF OPERATIONS
       (In thousands, except share and per share amounts)

                                 Three Months Ended March 31,
                                   2003              2002
                                                  (Restated)
                                 (unaudited)      (unaudited)

  Revenues, net                 $          -     $          -

  Total cost of revenue                    -                -

  Gross profit                             -                -

  Operating expenses                       -                -

  Loss from continuing operations          -                -

  Net loss from continuing
    operations before income taxes         -                -

  Income taxes                             -                -

  Gain (loss) from discontinued
    operations, net of income
    taxes                                735             (509)

  Net gain (loss) available to
    common stockholders                  735             (509)

  Basic net loss per common
    share, discontinued
    operations                  $       0.04     $      (0.03)

  Weighted average shares
    outstanding                   20,365,288       17,879,945



         See accompanying notes and accountant's report
                               3



                      MEDINEX SYSTEMS, INC.
          STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                          COMMON STOCK
                                      SHARES        AMOUNT

  Balance, December 31, 2001        16,923,080        169

  Stock subscriptions paid                   -          -

  Issuance of common stock for
    directors fees                      83,334          1

  Issuance of stock for accounts
    payable and interest               190,582          2

  Issuance of stock for legal
    services                            14,917          -

  Issuance of stock included in
    sale of MedMarket                  140,375          1

  Gain on MedMarket transaction              -          -

  Issuance of stock for services       250,000          3

  Issuance of stock for cash         2,763,000         28

  Net loss for the year ended
    December 31, 2002                        -          -

  Balance, December 31, 2002        20,365,288        204

  Net gain for the three months
    ended March 31, 2003                     -          -

  Balance, March 31, 2003
    (unaudited)                     20,365,288        204



                      MEDINEX SYSTEMS, INC.
          STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                    ADDITIONAL       STOCK
                                     PAID IN     SUBSCRIPTIONS
                                     CAPITAL       RECEIVABLE

  Balance, December 31, 2001            43,844        (34)

  Stock subscriptions paid                   -         34

  Issuance of common stock for
    directors fees                          22          -

  Issuance of stock for accounts
    payable and interest                    29          -

  Issuance of stock for legal
    services                                 2          -

  Issuance of stock included in
    sale of MedMarket                       15          -

  Gain on MedMarket transaction            537          -

  Issuance of stock for services            39          -

  Issuance of stock for cash               192          -

  Net loss for the year ended
    December 31, 2002                        -          -

  Balance, December 31, 2002            44,680          -

  Net gain for the three months
    ended March 31, 2003                     -          -

  Balance, March 31, 2003
    (unaudited)                         44,680          -



                      MEDINEX SYSTEMS, INC.
          STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                          WARRANTS

  Balance, December 31, 2001                 41

  Stock subscriptions paid                    -

  Issuance of common stock for
    directors fees                            -

  Issuance of stock for accounts
    payable and interest                      -

  Issuance of stock for legal
    services                                  -

  Issuance of stock included in
    sale of MedMarket                         -

  Gain on MedMarket transaction               -

  Issuance of stock for services              -

  Issuance of stock for cash                  -

  Net loss for the year ended
    December 31, 2002                         -

  Balance, December 31, 2002                 41

  Net gain for the three months
    ended March 31, 2003                      -

  Balance, March 31, 2003
    (unaudited)                              41




                      MEDINEX SYSTEMS, INC.
          STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                    ACCUMULATED
                                     (DEFICIT)      TOTAL

  Balance, December 31, 2001         (46,160)      (2,140)

  Stock subscriptions paid                 -           34

  Issuance of common stock for
    directors fees                         -           23

  Issuance of stock for accounts
    payable and interest                   -           31

  Issuance of stock for legal
    services                               -            2

  Issuance of stock included in
    sale of MedMarket                      -           16

  Gain on MedMarket transaction            -          537

  Issuance of stock for services           -           42

  Issuance of stock for cash               -          220

  Net loss for the year ended
    December 31, 2002                 (1,788)      (1,788)

  Balance, December 31, 2002         (47,948)      (3,023)

  Net gain for the three months
    ended March 31, 2003                 735          735

  Balance, March 31, 2003
    (unaudited)                      (47,213)      (2,288)




                     Medinex Systems, Inc.
                   Statements of Cash Flows
                        (In thousands)

                                 Three Months Ended March 31,
                                   2002              2001
                                                  (Restated)
                                 (unaudited)      (unaudited)

  Cash flows from operating
    activities:
  Net gain (loss)               $       735      $      (509)
  Net (gain) loss from
    discontinued operations            (735)             509
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Stock issued for services
        and compensation                  -               24
      Stock issued for financing
        and interest expense              -               16
  Change in certain assets and
    liabilities:
    Increase in restricted cash        (150)               -
    Increase in accrued liabilities      80                -
    Net cash provided (used) by
      discontinued operations             -             (548)
  Net cash used in operating
    activities                          (70)            (508)

  Cash flows from investing activities:
    Net cash provided (used) by
      Investments from discontinued
      operations                        (11)              12
  Net cash provided by investing
    activities                          (11)              12

  Cash flows from financing activities:
    Net cash provided by financing
      from discontinued operations        -              335
  Net cash provided by financing
    activities                            -              335

  Net increase (decrease) in cash
    and cash equivalents                (81)            (161)
  Cash and cash equivalents at
    beginning of period                  81              177

  Cash and cash equivalents at
    the end of the period       $         -      $        16

  Supplemental cash flow
    disclosures
    Interest paid               $         -      $         -
    Income taxes paid           $         -      $         -

  Non-cash transactions
    Stock issued for interest
      and financing fees        $         -      $        16
    Stock issued as
      director's fees           $         -      $        23
    Stock issued for
      compensation and services $         -      $         1
    Liabilities subject to
      compromise                $     2,295      $         -


          See accompanying notes and accountant's report.
                                 5


  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  March 31, 2003
  (Dollars in thousands, except share and per share data)
  -----------------------------------------------------------

  NOTE 1   ORGANIZATION AND DESCRIPTION OF BUSINESS

  Medinex Systems, Inc. ("Medinex" or the "Company"), a
  Delaware corporation, formerly named Netivation.com, Inc. is headquartered in Post Falls, Idaho. The Company commenced operations after acquiring technology developed by management on September 26, 1997.

  On November 27, 2002, the Company filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Idaho. The claims under this petition are reflected in the March 31, 2003, balance sheet as "liabilities subject to compromise". See Notes 9, and 10.

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

  The Company filed Chapter 11 protection under the U.S. Bankruptcy Code on November 27, 2002. On March 26 and 27, 2003, the Company sold all of its operating assets and the public shell. The transfer of the public shell has not been consummated by the U.S. Bankruptcy court. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. (See Note 9).

  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  March 31, 2003
  (Dollars in thousands, except share and per share data)
  -----------------------------------------------------------

  NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

  The following principles were significant to the Company's prior operations, however upon completion and settlement of the bankruptcy these principles may change.

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

  Compensated Absences
  Employees of the Company are entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service and other factors. There was no liability at the time of the bankruptcy sale.

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

  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  March 31, 2003
  (Dollars in thousands, except share and per share data)
  -----------------------------------------------------------

  NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
  (Continued)

  Financial Instruments and Concentrations of Credit Risk
  (continued)
  The Company performs initial and ongoing evaluations of its customers' financial position, and generally extends credit on open account, requiring collateral as deemed necessary. The Company maintains allowances for potential credit losses and believes that its trade accounts receivable credit risk exposure is limited.

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

  Sales of products directly to customers through e-commerce and traditional channels were recognized when shipped. In these transactions the Company acted as merchant-of-record. The Company recorded as revenue the full sales price of the product sold and recorded the full cost of the product to the Company as cost of revenues, upon shipment of the product.

  Reclassifications
  Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2003 presentation. In the current fiscal year, the operating results of Medinex Systems, Inc. which filed for bankruptcy protection in November 2002, have been reclassified as discontinued operations for all periods presented. See Note 9.

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

  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  March 31, 2003
  (Dollars in thousands, except share and per share data)
  -----------------------------------------------------------

  NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
  (Continued)

  Stock-based Compensation (continued)
  In March 2000, the Financial Accounting Standards Board issued FASB Interpretation Number 44 ("FIN 44"),"Accounting for Certain Transactions Involving Stock Compensation." FIN 44 clarifies the application of APB 25 for certain issues. The adoption of FIN 44 did not have a material affect on the Company's financial position or results of operations for the three months ended March 31, 2003 or 2002.

  Basic and Diluted Loss Per Share
  In accordance with Statement of Financial Accounting Standards No. 128, "Computation of Earnings Per Share," basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. Due to the losses in 2002, potentially dilutive securities were excluded from the calculation of diluted earnings (loss) per share as they were anti-dilutive. Therefore, there was no difference in the calculation of basic and diluted earnings (loss) per share in 2002. All losses were from discontinued operation in 2002 and reported as such.

  Recent Accounting Pronouncements
  In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (hereinafter "SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities.
  SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002, effective March 31, 2003 with early adoption encouraged. The financial statements for the prior year have been restated to reflect discontinued operations and the petition for bankruptcy at March 31, 2003.

  In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 44, 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (hereinafter "SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, FASB

  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  March 31, 2003
  (Dollars in thousands, except share and per share data)
  -----------------------------------------------------------

  NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
  (Continued)

  Recent Accounting Pronouncements (continued)
  No. 64, which amended FASB No. 4, was rescinded, as it was no longer necessary. FASB No. 44, Accounting for intangible Assets of Motor Carriers, established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, FASB No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended FASB No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 which did not have a material effect on the financial statements of the Company at March 31, 2003.

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

  The Company adopted SFAS No. 144 effective August 1, 2001. The operating results of Medinex Systems, Inc. are included in the accompanying financial statements as discontinued operations. Assets and liabilities of Medinex Systems, Inc. are included in net liabilities at March 31, 2002.

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

  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  March 31, 2003
  (Dollars in thousands, except share and per share data)
  -----------------------------------------------------------

  NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
  (Continued)


  Recent Accounting Pronouncements (continued)
  (hereinafter "SFAS No. 142"). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On January 1, 2002, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 resulted in no change to the Company's results of operations, as the Company did not have assets with inderminate lives. At March 31, 2002 all intangible assets are included in discontinued operations.

  In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of indebtedness of Others" ("FIN 45"), which expands the disclosure requirements to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Certain guarantees, including
  (i) an original lessee's guarantee of the lease payments when the lessee remains secondarily liable in conjunction with being relieved from being the primary obligor and (ii) a parent's guarantee of a subsidiary's debt to a third party, and a subsidiary's guarantee of debt owed to a third party by either its parent or another subsidiary of that parent, are excluded from the provisions related to liability recognition. These guarantees, however, are subject to the disclosure requirements of the interpretation. The liability recognition provisions of FIN 45 are applicable to guarantee's issued after December 31, 2002. The disclosure requirements of the interpretation are effective for financial statements of interim and annual periods ending after December 15, 2002. The Company does not anticipate issuing any guarantees which would be required to be recognized as a liability under the provisions of FIN 45 and thus does not expect the adoption of this interpretation to have a material impact on its results of operations or financial position. The Company has adopted the disclosure requirements of FIN 45 effective for the year ended December 31, 2002.

  Derivative Instruments
  The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the
  Effective Date of FASB No. 133", and SFAS No. 138,
  "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for

  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  March 31, 2003
  (Dollars in thousands, except share and per share data)
  -----------------------------------------------------------

  NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
  (Continued)


  Derivative Instruments (continued)
  hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

  At March 31, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

  On February 13, 2001, Medinex sold substantially all of the assets of its political division, which included the assets of its subsidiary corporations, Raintree Communications Corporation, Public Disclosure, Inc., Net.Capitol, Inc., and U.S. Congress Handbooks, Inc., along with certain other political-related assets and liabilities, to Votenet Solutions, Inc. ("Votenet") in exchange for cash consideration of $1,150 and an option by one of Votenet's shareholders to purchase 3,448,276 shares of the Company's common stock for $0.29 per share and 3,448,276 shares of the Company's common stock for $0.61 per share. This option was not exercised and expired in 2001. These assets sold to Votenet and the revenues previously derived from it were substantially all of the operations of the Company's political segment for financial reporting purposes.

  On September 6, 2001, Medinex sold substantially all of the assets of its subsidiary, Pinnacle Medsource, Inc., a Delaware corporation ("Pinnacle"), in exchange for cash consideration of $325. These assets sold to Pinnacle and the revenues previously derived from it were substantially all of the operations of Pinnacle's wholesale medical equipment supply and distribution business for financial reporting purposes.

  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  March 31, 2003
  (Dollars in thousands, except share and per share data)
  -----------------------------------------------------------

  NOTE 4   FEDERAL INCOME TAXES

  The Company did not provide for an income tax benefit for any of the periods presented because it has experienced operating losses since inception. The Company's total tax net operating loss carryforwards were approximately $34 million at March 31, 2003 which expire between 2012 and 2020. The significant components of the deferred tax asset at December 31, 2002 and 2001 were as follows:

                                          2002          2001
  Income Tax Related to:
    Net operating loss carryforward    $ 11,495      $ 11,745
    Stock compensation                     -               65
    Amortization of intangibles and
      other                                -             -
    Deferred tax asset                   11,495        11,810
    Deferred tax asset valuation
      allowance                         (11,495)      (11,810)
                                       $   -         $   -

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

  NOTE 5   DEBT

  Promissory Notes
  On August 3, 2001, Medinex completed a private placement offering in which Medinex borrowed $75 from an accredited investor. Medinex agreed to repay the loan, plus interest of 12% per anum, on August 3, 2003. The holder of the note also received 75,000 shares of Medinex common stock. (See Note 6). The securities offered under the private placement are exempt from registration requirements for public offerings under Regulation D or other applicable exemptions from registration promulgated under the Securities Act of 1933 and applicable state securities laws and regulations. The proceeds from the offering were used for working capital. The stock issued was valued at $15 with the resulting discount on the debenture being amortized as interest expense over two years. As of March 31, 2003, the unamortized discount was $6.

  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  March 31, 2003
  (Dollars in thousands, except share and per share data)
  -----------------------------------------------------------

  NOTE 5   DEBT (CONTINUED)

  Promissory Notes (continued)
  In 2001, Medinex completed private placement offerings with accounts payable vendors, converting the payable balances to debentures. The debentures are due to be paid by Medinex in August, 2003, and bear interest of 12% per annum. The Company issued 82,360 shares of common stock valued at $35 to these vendors for accrued interest on these notes. See Note 6.
  These notes are subject to compromise.

  NOTE 6   STOCKHOLDERS' EQUITY

  The following issuance of common stock, warrants and stock options may be substantially modified or eliminated by the bankruptcy court as part of the restructuring of the Company.

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

  Common Stock
  During the year ended December 31, 2002, the Company has authorized 100,000,000 shares of $.01 par value common stock. During the year ended December 31, 2002, the Company issued 2,763,000 shares of common stock for cash of $220; 83,334 shares of common stock for directors fees with a fair market value of $23; 190,582 shares of common stock at a fair market value of $31 for accounts payable and common stock; 14,917 shares of common stock with a fair market value of $2 were issued for legal services; 140,375 common stock shares at a fair market value of $16 were included with the sale of MedMarket; and 250,000 shares of common stock with a fair market value of $42 for services.

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

  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  March 31, 2003
  (Dollars in thousands, except share and per share data)
  -----------------------------------------------------------

  NOTE 6   STOCKHOLDERS' EQUITY (CONTINUED)

  Stock Option Plans (continued)
  During the three months ended September 30, 2002 the Company retroactively granted 4,000 options previously earned by a consultant at exercise prices between $0.17 and $0.36 per share. These options were fully vested upon grant. On October 9, 2002 the Company granted a total of 260,000 common stock options exercisable at prices varying from $0.19 to $0.30 per share. Of these options, 210,000 were fully vested at the date of grant. These options were granted based upon agreements reached during the three months ended September 30, 2002.

  During the three month period ended June 30, 2002, the Company granted 50,000 common stock options exercisable at $0.17, which begin to vest at 16,666 per year on May 20, 2003.
  During the three months ended March 31, 2002, the Company granted 75,000 common stock options exercisable at $0.30, which begin to vest at 25,000 options per year on March 1, 2003. In July 1998, the Company's stockholders and board of directors approved a nonqualified stock option and restricted stock plan. In March 1999, the Company amended and restated this plan as the 1999 Equity Incentive Plan (the "Plan"). The board of directors has the authority to determine all matters relating to incentive and non-qualified stock options and restricted stock to be granted under the Plan, including the selection of individuals to be granted options, number of shares to be subject to each option, the exercise price and the term and vesting period, if any. Options generally vest over periods ranging up to three years and have lives up to ten years from the date of grant. Options outstanding at March 31, 2003 have an average remaining contractual life of five and seven years, respectively. At March 31, 2003, exercise prices ranged from $0.17 to $0.36 and $0.19 to $10.00 per share, respectively.

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

  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  March 31, 2003
  (Dollars in thousands, except share and per share data)
  -----------------------------------------------------------


  NOTE 6   STOCKHOLDERS' EQUITY (CONTINUED)

  Stock Option Plans (continued)
  The following table summarizes the Company's stock option activity:


                                                  2003
                                                Weighted
                                                 Average
                                  Options     Exercise Price

  Outstanding, beginning of
    period                       1,780,755      $    0.82
  Granted                            -               -
  Exercised                          -               -
  Canceled                           -               -
  Outstanding, end of period     1,780,755           0.82
  Exercisable at end of period   1,002,928           0.43



                                                  2002
                                                Weighted
                                                 Average
                                  Options     Exercise Price

  Outstanding, beginning of
    period                       1,391,755      $    0.98
  Granted                          389,000           0.25
  Exercised                          -               -
  Canceled                           -               -
  Outstanding, end of period     1,780,755           0.82
  Exercisable at end of period     977,928           0.43


  The following table summarizes information about all stock options, including those issued outside of the Plan, outstanding at March 31, 2003:


              Range of               Remaining
           Exercise Prices             Number

          $  0.03   $  1.00          1,110,213
             1.01      3.00            159,492
             3.01     10.00            511,050
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

  The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation expense had been recognized on stock options issued based on the fair value of the options at the date of grant and recognized over the vesting period, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                              2002

      Net Loss:
        As reported                        $  (1,763)
        Pro forma                                (80)
      Basic and diluted loss per share
        As reported                        $   (0.10)
        Pro forma                          $   (0.10)

  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  March 31, 2003
  (Dollars in thousands, except share and per share data)
  -----------------------------------------------------------

  Stock Option Plans (continued)
  The fair value of each option was estimated using the Black-
  Scholes option-pricing model with the following weighted-average assumptions:

                                                   2002
       Expected dividend yield                      0.00%
       Expected stock price volatility            122.00%
       Risk-free interest rate                      4.00%
       Expected life of options                 3-4 years

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

  The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. The board of directors may authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. A new offering period begins every 6 months. The board of directors has authorized an offering commencing on December 10, 1999, of the Company's common stock and ending December 9, 2000, with sequential 6-month offerings thereafter.

  During the year ended December 31, 2002 and the three months ending March 31, 2003 the Company did not issue shares to employees under the Purchase Plan, respectively.

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

  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  March 31, 2003
  (Dollars in thousands, except share and per share data)
  -----------------------------------------------------------

  NOTE 6   STOCKHOLDERS' EQUITY (CONTINUED)

  Board Compensation (continued)
  In 2001, Medinex issued 418,853 shares of unregistered common stock to its non-employee directors for services rendered by the board of directors for the year 2001. Each non-employee director receives a quarterly retainer of $8 in shares of authorized capital stock based on the attended or chaired. Additionally, on his election to the board on May 22, 2001, one director received an initial grant of 20,000 shares of restricted capital stock.

  Stock Warrants
  In connection with the Company's initial public offering, the Company agreed to issue warrants to purchase 250,000 shares of common stock at $16.50 per share. At December 31, 2000, there were 250,000 warrants outstanding. The warrants expire in 2004. In connection with a private placement offering, the Company issued warrants to purchase 930,000 shares of common stock at $1.90 and 930,000 shares of common stock at $5.00. All of these warrants, which expire in 2005, were outstanding at March 31, 2003. In connection with a private placement offering, the Company issued 312,500 warrants to purchase one share of common stock at $0.85 per share and 241,700 warrants to purchase one share of common stock at $0.23 per share.

  Reserved for Future Issuance
  The following common shares have been reserved for future issuance:

                                                  2003

       Employee stock options                   2,231,514
       Employee stock purchase plan                 -
       Other options                              200,000
       Warrants                                 2,804,200
                                                5,235,714


  NOTE 7   RELATED PARTY TRANSACTIONS


  During the year ended December 31, 2002, a shareholder loaned $760 to the Company. The loan accrued interest through September 30, 2002 at an annual rate of 12%. The parties negotiated a change in the terms and conditions of the loan, which were approved by the Company's directors. Effective October 1, 2002, accrued interest was added to the principal balance of the loan. The resulting principal balance of $791 accrued interest at the federal rate of 3.75% per annum. Accrued interest at March 31, 2003 was $31. The term of the loan has

  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  March 31, 2003
  (Dollars in thousands, except share and per share data)
  -----------------------------------------------------------

  NOTE 7   RELATED PARTY TRANSACTIONS (CONTINUED)

  been extended to five years with payments of interest only to commence in January of 2003. This note is secured by all assets, both tangible and intangible, of the Company held currently or acquired in the future. The shareholder has agreed to subordinate its lien against the Company's assets to any secured financing which meets the Company's budgeted financial needs for the next twelve months. At the option of the note-holder, all or any part of the principal amount and accrued interest may be converted to Medinex common stock at the lowest price that the Company's common stock has been sold during the term of the promissory note. If the shareholder had elected to convert the entire principal and accrued interest balance at March 31, 2003, the conversion would have resulted in the issuance of 15,826,140 shares of the Company's common stock at $0.05 per share, at which price the Company sold stock during July 2002. This loan was included in the consideration paid for the remaining operating assets of the Company in the Phase I sale of assets. (See Note 10.)

  NOTE 8   LEASES

  Leases
  During 2001, prior to its move to 1200 Ironwood in Coeur d'Alene, the Company was located in the Riverbend development in Post Falls, Idaho. The Company accrued its back rent through September 2001 and moved to its current location. See
  Note 11 commitments and contingencies.

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

  The Company leases office space in Arizona on a month-to-month lease at approximately one thousand dollars ($1,000) per month.

  The Company has reimbursed one of its officers for an apartment lease in Celebration, Florida. Monthly payments under this one-year lease which expired in October 31, 2002 were one thousand one hundred eighty five dollars ($1,185). The Company also reimbursed this officer for monthly rent of one thousand eighty nine dollars ($1,089) in connection with a six-month apartment lease in Phoenix, Arizona, which expired February 29, 2002.

  A third officer and the Company jointly leased a house in Cave Creek, Arizona on a six-month lease. The monthly lease payment is two thousand four hundred dollars per month
  ($2,400) per month.  This lease expired June 2002.

  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  March 31, 2003
  (Dollars in thousands, except share and per share data)
  -----------------------------------------------------------

  NOTE 9   PETITION FOR RELIEF UNDER CHAPTER 11

  On November 27, 2002, the Company filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Idaho. Under Chapter 11, certain claims against the debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the debtor continues business operations as debtor-in-possession. These claims are reflected in the March 31, 2003, balance sheet as "liabilities subject to compromise". Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreement to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the debtor's property, plant, and equipment.

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

  The Bankruptcy Court confirmed Medinex's plan of reorganization as of March 6, 2003. It was determined that Medinex's reorganization value computed immediately at March
  26, 2003, the date of sale, was $219, which consisted of the following:

  Cash in excess of normal operating
    requirements generated by operations              $    -
  Net realizable value of asset dispositions              138
  Present value of discounted cash flows of
    the emerging entity                                    81
  Reorganization value                                $   219

  Post-petition current liabilities                   $   177
  Liabilities deferred pursuant to Chapter 11
    proceeding                                          3,128
  Total post-petition liabilities and allowed
    claims                                              3,305
  Secured claim waived (see Note 10)                     (791)
  Reorganization value                                   (219)
  Excess of liabilities over reorganization value     $ 2,295

  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  March 31, 2003
  (Dollars in thousands, except share and per share data)
  -----------------------------------------------------------

  NOTE 10 PLAN OF REORGANIZATION

  On March 6, 2003, the Bankruptcy Court confirmed the
  Company's plan of reorganization (hereinafter "Plan"), which as confirmed provides for the following:

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

  By way of the Plan, the Company intends to conduct the auction on or before March 28, 2003 in order to sell all of its assets free and clear of all liens, interests and encumbrances. Claims will attach to the sale proceeds to the extent and in the priority they exist at the time of sale. All net sale proceeds will be placed in trust and distributed in accordance with the Plan.

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

  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  March 31, 2003
  (Dollars in thousands, except share and per share data)
  -----------------------------------------------------------

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

  Class 5 will not receive or retain any property under the plan other than an equity interest in the "shell" corporation that survives after the auction of all assets. The Company "shell", including

  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  March 31, 2003
  (Dollars in thousands, except share and per share data)
  -----------------------------------------------------------

  NOTE 10 PLAN OF REORGANIZATION (CONTINUED)

  Equity Interests (continued)
  diluted common stock interest of Class 5, will be sold to the highest bidder of a subsequent separate auction. All proceeds derived through such auction shall be distributed in accordance with the terms of distribution contained in this plan. A subsequent auction of the corporate entity shall only occur upon receipt of a minimum qualified bid of at least $50, which was received on March 27, 2003.

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

  Phase I Sale of Assets Sold at Auction
  The book value of recorded assets consisted of the following:

    Cash                                                $  81
    Accounts receivable, net                              106
    Contingent claims                                      13
    Patents, copyrights and Intellectual Property           -
    Internet domains and related property                   -
    Secure certificates for mxoffice.net and
      mxsecure.com                                          -
    Customer lists, customer agreements and
      marketing/sales databases                             -
    Agreements with resellers and consultants               -
    Proprietary software including but not limited to:
      MxSecure, MxTranscribe, MxSites, Medinex Office
        Suite                                               -
    Inventory                                              11
    Servers, computers, software and office equipment
      at all locations, net                             $ 219


  Phase II Auction
  On March 27, 2003, Medinex's remaining "shell" was sold for $53 for the control block of stock plus an additional $10 if the Company is successful in obtaining approval of the
  Section 15 small accredited investor stock. The purchaser will pay for all legal work pertaining to the filing of the December 31, 2002 10KSB and the March 31, 2003 10QSB.

  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  March 31, 2003
  (Dollars in thousands, except share and per share data)
  -----------------------------------------------------------

  NOTE 11 COMMITMENTS AND CONTINGENCIES

  On November 27, 2002, the Company filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the US Bankruptcy Court for the District of Idaho. This allows Medinex to continue to operate while a plan of reorganization is finalized. Liabilities subject to the bankruptcy proceeding include approximately $1,616 of accounts payable, approximately $232 of accrued liabilities and approximately $395 of notes payable including lines of credit. These totals are subject to revision through the Proof of Claim process and further proceedings of the Bankruptcy Court.

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

  On January 22, 2003, a Motion was filed with the Court for an emergency sale of the Company's assets to protect their value. The Motion was approved on March 6, 2003. The sale was completed on March 26, 2003, and March 27, 2003. On these dates the Company sold all of its operating assets. All of the proceeds from the sale of the operating assets and the cash to be received will be distributed to the creditors of Medinex after payment of all approved bankruptcy administration expenses. Management does not believe that any funds will be available for distribution to stockholders after all approved bankruptcy administration expenses have been paid and distributions have been made to the Company's creditors whose claims of approximately $2,300 appear to exceed the Company's potential resources from the sale of its operating assets and public shell.

  Medinex filed an action against Oron Strauss, a beneficial owner of the Company, in the District Court of Kootenai County, Coeur d'Alene, Idaho on December 1, 2000. Medinex alleged a breach of contract for Mr. Strauss' failure to repay a promissory note, and sought the balance due on the promissory note of $136, plus costs and fees. Mr. Strauss filed a counterclaim against Medinex for unrelated claims.
  Mr. Strauss sought an unspecified sum, in excess of $10 in damages. On or about April 11, 2002, the parties reached a settlement on this case and stipulated to the dismissal of all claims and counterclaims in this action. This settlement included an indemnification from Medinex to Mr. Strauss to cover certain contingencies. In September, 2002, Medinex was notified by Mr. Strauss that he had settled claims totaling $25

  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  March 31, 2003
  (Dollars in thousands, except share and per share data)
  -----------------------------------------------------------

  NOTE 11 COMMITMENTS AND CONTINGENCIES (CONTINUED)

  from Financial Pacific Leasing, CDW Leasing, United Portfolio
  Management, and Axis Capital, Inc., and was now seeking indemnification for such amounts.

  Advantage Human Resourcing, LP (Advantage) filed a complaint against Medinex in the Superior Court of the District of Columbia on January 5, 2001. Advantage alleged a breach of contract arising out of a real estate lease and sought damages of $145, plus costs and fees. Both parties agreed to settle the dispute for the sum of $100, all due and payable on July 1, 2001. Medinex subsequently defaulted in its obligation to pay the agreed upon amount. On August 28, 2002, a new settlement offer was prepared by Medinex offering: (1) an immediate grant of 50,000 shares of Medinex unregistered, restricted common stock, (2) a cash payment in the amount of $100, payable in increments of $5 per month, commencing on December 1, 2002, and continuing on the first day of each month thereafter until paid.

  The American Society of Association Executives filed suit on June 6, 2002, in Ada County, Idaho, Case Number CV OC 0204406D. A request for change of venue was granted, moving the case to Kootenai County, Idaho. The Complaint seeks to recover a balance owing of $4, plus interest at the rate of 12 percent per annum from June 4, 2002. Medinex intends to pursue a settlement of this claim.

  Riverbend #1, LLC ("Riverbend") was seeking an amount in excess of $340, for unpaid rent under a written lease for office space located in Post Falls, Idaho. Subsequent to the filing of this action, Medinex located a replacement tenant for the office space. Riverbend filed a Motion for Summary Judgment on December 20, 2001, seeking judgment against Medinex in the amount of $181. On September 27, 2002, Medinex and Riverbend signed a Settlement Agreement. Medinex signed a Promissory Note payable to Riverbend LLC, in the amount of $181, bearing interest at 6% per annum and, in addition, issued to Riverbend 50,000 shares of the Company's common stock at the fair market value of $7 in settlement of Riverbend's claim. At March 31, 2003 this stock had not been issued.

  NOTE 12   SUBSEQUENT EVENTS

  On May 6, 2003, the Company filed its notice of motion for order to confirm the Phase I and Phase II bids.

  Under the Phase II sales document the Company would do a reverse stock split of the issued and outstanding common shares of 100 to 1 with a par value of $0.01. A total of 31,000,000 post reverse split common shares would be issued to the Phase II purchasers for the cash deposited of $63.



  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

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

  OVERVIEW

  The Company

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

  Revenues. The Company did not have any revenues from operations for the three months ended March 31, 2003.

  Cost of Sales. There were no cost of sales for the three months ended March 31, 2003.

  Sales and Marketing. There were no sales and marketing expenses for the three months ended March 31, 2003.

  General and Administrative. The Company did not incur any depreciation expense during the three months ended March 31, 2003 as all property, plant, and equipment was sold on March
  26, 2003 as described below.

  Interest expense. Interest expense consists primarily of interest accrued for notes payable. The company did not incur any interest expense for the three months ended March 31, 2003 as all liabilities are subject to the Bankruptcy proceeding and no interest past November 27, 2002 (the date of the filing of the chapter 11 petition) is being accrued.

  LIQUIDITY AND CAPITAL RESOURCES.

  At December 31, 2002, Medinex had a balance of cash and cash equivalents of $81,000 compared to cash and cash equivalents of $150,000 at March 31, 2003. The cash reserves are restricted to be used as approved by the U.S. Bankruptcy Trustee and the Bankruptcy Court with respect to payment of administrative expenses and creditors.

  For the three month period ended March 31, 2003 and 2002, cash used in operating activities was $70,000 and $508,000, respectively. Cash used in operating activities consisted mostly of funding the Company's net operating losses and its continued operations.

  Net cash used by investing activities for the three month period ended March 31, 2003, was $11,000 compared to $12,000 cash provided for the three month period ended March 31, 2002. Cash provided by financing activities during the three month period ended March 31, 2003, was $0.00. During the three month period ended March 31, 2003, cash provided by financing activities was $0. All of the activities for which the Company invested cash are now discontinued operations and were sold in the Phase I Sale.

  The Company's current business plan concentrates on the completion of the sale of its assets and payment of its creditors pursuant to the Reorganization Plan. None of the Company's creditors have been discharged and no final decree has been entered.

  MANAGEMENT PLAN.

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

  As part of the restructuring, Medinex had also taken steps to decrease its salary costs. Medinex reduced its employee headcount from over 182 employees at the height of product development to 12 employees as of the three month period ended March 31, 2003. The Company will continue to operate as a debtor in possession under the approved Reorganization Plan until the entry of a final decree by the Bankruptcy Court.

  RECENT DEVELOPMENTS

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

  On January 22, 2003, a Motion was filed with the Court for an emergency sale of the Company's assets to protect their value. The Motion was approved on March 6, 2003. The sale was completed on March 21, 2003, and March 27, 2003. On these dates the Company sold all of its operating assets. All of the proceeds from the sale of the operating assets and the cash to be received will be distributed to the creditors of Medinex after payment of all approved bankruptcy administration expenses. Management does not believe that any funds will be available for distribution to stockholders after all approved bankruptcy administration expenses have been paid and distributions have been made to the Company's creditors whose claims of approximately $2,295,000 appear to exceed the Company's potential resources from the sale of its operating assets and administrative expenses. Under the Reorganization Plan nearly all of the creditors claims will remain unpaid at the time the claims are discharged.

  Confirmation of Sale

  On May 6, 2003, the Company filed two Motions seeking to confirm the Phase I sale and the Phase II sale occurring on March 26, 2003 and March 27, 2003, respectively. Under the Phase I sale the final and only bid received at the auction was in the amount of $225,000, plus the surrender and cancellation of the Weaver Trust Class III Creditor's Claim in the amount of $791,000. Regarding the Phase II sale, the highest bid received was in the amount of $52,500 for 25,000,000 common shares to be issued following a reverse split of 1:100 plus an additional 10,000 for claims and payment of administrative expense in this case and the providing of legal services for all securities matters involved in its filings and in the sale and exchange, for a total of 6,000,000 common shares following a reverse split of 1:100. The Company has filed its proposed Orders confirming the Phase I and II auction sales with the U.S. Bankruptcy Court and has mailed the pertinent Court filings to all parties of record and is awaiting approval by the Court.

                      PART II - OTHER INFORMATION

  ITEM 1.        LEGAL PROCEEDINGS

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

  ITEM 2         CHANGES IN SECURITIES

  None

  ITEM 3 (A)     DEFAULTS UPON SENIOR SECURITIES
  On March 6, 2003, the Bankruptcy Court confirmed the
  Company's plan of reorganization (hereinafter "Plan"), which as the confirmed provides for the following:

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

  ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS

  None

  ITEM 5     OTHER INFORMATION

  None

  ITEM 6     EXHIBITS

  EXHIBIT
  NUMBER                    DESCRIPTION


  99.1   Certification of Chief Executive Officer and Chief
         Financial Officer Pursuant to 18 U.S.C. Section 1350,
	 As Adopted Pursuant to Section 906 of the Sarbanes-
	 Oxley Act of 2002.


  99.2   Certification of Chief Executive Officer and Chief
	 Financial Officer Pursuant to 15 U.S.C. Section 78m(a) or 78o(d), As Adopted Pursuant to Section 302 of the
	 Sarbanes-Oxley Act of 2002.



                               SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MEDINEX SYSTEMS, INC.

  Date: May 14, 2003            By:   /s/  Colin Christie
                                Colin Christie
                                Chief Executive Officer


                                By:   /s/  Maureen Cantlay
                                Maureen Cantlay
                                Interim Chief Financial Officer



  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature            Title                   Date



  /s/ Colin Christie       Chief Executive          May 14, 2003
  Colin Christie           Officer



  /s/ Maureen Cantlay      Interim Chief            May 14, 2003
  Maureen Cantlay          Financial Officer



  /s/ Colin Christie       Director                 May 14, 2003
  Colin Christie




                            CERTIFICATIONS


  I, Colin Christie, certify that:

  1. I have reviewed this quarterly report on Form 10-QSB of Medinex Systems, Inc.

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


  Date: May 14, 2003


  By:   /s/   Colin Christie
        Colin Christie
        Chief Executive Officer


                             CERTIFICATIONS


  I, Maureen Cantlay, certify that:

  1. I have reviewed this quarterly report on Form 10-QSB of Medinex Systems, Inc.

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


  Date: May 14, 2003


  By:   /s/  Maureen Cantlay
        Maureen Cantlay
        Interim Chief Financial Officer


  EXHIBIT 99.1 and 99.2



              CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
                AND THE INTERIM CHIEF FINANCIAL OFFICER

  We, Colin Christie, Chief Executive Officer and Maureen Cantlay, Interim Chief Financial Officer, of Medinex Systems, Inc. (the "Registrant"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) the Quarterly Report on Form 10-QSB of the Registrant, to which this Certificate is attached as an Exhibit (the "Report'), fully complies with the requirements of
        Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m), as amended; and

  (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

  Date:   May 14, 2003


  By:  /s/  Colin Christie
       Colin Christie
       Chief Executive Officer


  By:  /s/ Maureen Cantlay
       Maureen Cantlay
       Interim Chief Financial Officer