Form 10-Q
period 2003-06-30
MEDINEX SYSTEMS INC
filed 2003-08-26
CIK 1054709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                            FORM 10-QSB

       (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                  SECURITIES EXCHANGE ACT OF 1934

                  COMMISSION FILE NUMBER 000-26337

                       MEDINEX SYSTEMS, INC.
                (NAME OF REGISTRANT IN ITS CHARTER)


         DELAWARE                              82-0514605
  (STATE OF INCORPORATION)        (IRS EMPLOYER IDENTIFICATION NO.)

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

  As of June 30, 2003, there were 20,358,244 shares of the registrant's Common Stock issued and outstanding.




                         MEDINEX SYSTEMS, INC.
                           TABLE OF CONTENTS
                                 10-QSB

                               Page
  PART I  Financial Information

    Item 1   Financial Statements                     3

               Balance Sheet                          4

               Statement of Operations                5

               Statement of Stockholders'
                Equity (Deficit)                      6

               Statements of Cash Flows               9

               Notes to the Financial Statements     11

    Item 2   Management's Discussion and Analysis    48


  PART II  Other Information

    Item 1   Legal Proceedings                       52

    Item 2   Changes in Securities and Use of
             Proceeds                                54

    Item 3   Defaults Upon Senior Securities         54

    Item 4   Submission of Matters to a Vote of
             Security Holders                        55

    Item 5   Other Information                       55

    Item 6   Exhibits and Reports on Form 8-K        55

  Signatures                                         56

  Exhibit
   99.1      Certification, Chief Executive
             Officer                                 60

   99.2      Certification, Chief Financial
             Officer                                 62



  Part I  Financial Information
  Item 1  Financial Statements

                         MEDINEX SYSTEMS, INC.
                             BALANCE SHEETS
                             (In Thousands)

                                         June 30,       December 31
                                           2003            2002
                                        (unaudited)

  ASSETS

  Current Assets:
   Cash, restricted                             -              81

     Total assets                         $     -        $     81


  LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

  Current Liabilities:
   Accrued legal and accounting          $     17         $     -
     Total current liabilities                 17               -


  Other Liabilities:
   Net liabilities of discontinued
   operations                                  -              39
  Liabilities subject to compromise            -           3,065

     Total liabilities                         17          3,104

        COMMITMENTS AND CONTINGENCIES          -               -

  Preferred stock, $0.01 par value,
   10,000,000 shares authorized, no
   shares issued                               -               -

  Common stock, $0.01 par value,
   100,000,000 shares authorized,
   31,203,653 and 20,365,288 shares
   issued and outstanding, respectively      312             204

  Additional paid-in capital                   -          44,680

  Discount on common stock                  (312)              -

  Warrants                                     -              41

  Accumulated deficit                        (17)        (47,948)

     Total stockholders' equity (deficit)    (17)         (3,023)

     Total liabilities and stockholders'
     equity (deficit)                     $    -          $   81

            See accompanying notes and accountant's report.



                         MEDINEX SYSTEMS, INC.
                        STATEMENTS OF OPERATIONS
           (In thousands, except share and per share amounts)


                                        Three Months Ended June 30,
                                           2003            2002
                                                        (Restated)
                                        (unaudited)     (unaudited)

  Revenues, net                         $    -          $    -

  Total cost of revenue                      -               -

  Gross profit                               -               -

  Operating expenses                        17               -

  Loss from continuing operations          (17)              -

  Net loss from continuing
   operations before income taxes          (17)              -

  Income taxes                               -               -

  Net loss from continuing activities      (17)              -

  Net gain (loss) from discontinued
   operations and reorganization, net
   of income taxes                         2,225           (667)

  Net gain (loss) available to common
   stockholders                            2,208           (667)

  Basic net loss per common share,
   discontinued operations                 0.10           (0.04)

  Weighted average shares outstanding   20,365,288      17,640,471



                                          Six Months Ended June 30,
                                           2003            2002
                                                        (Restated)
                                        (unaudited)     (unaudited)

  Revenues, net                         $    -          $    -

  Total cost of revenue                      -               -

  Gross profit                               -               -

  Operating expenses                        17               -

  Loss from continuing operations          (17)              -

  Net loss from continuing
   operations before income taxes          (17)              -

  Income taxes                               -               -

  Net loss from continuing activities      (17)              -

  Net gain (loss) from discontinued
   operations and reorganization, net
   of income taxes                         2,690          (1,176)

  Net gain (loss) available to common
   stockholders                            2,943          (1,176)

  Basic net loss per common share,
   discontinued operations                 0.14           (0.06)

  Weighted average shares outstanding   20,365,288      17,440,471



            See accompanying notes and accountant's report.




                         MEDINEX SYSTEMS, INC.
              STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   (IN THOUSANDS, EXCEPT FOR SHARES)

                                                         ADDITIONAL
                                        COMMON STOCK       PAID IN
                                     SHARES    AMOUNT      CAPITAL

  Balance, December 31, 2001       16,923,080    169       43,844

  Stock subscriptions paid              -         -           -

  Issuance of common stock for
   directors fees                    83,334       1          22

  Issuance of stock for accounts
   payable and interest
                                     190,582      2          29

  Issuance of stock for legal
   services                          14,917       -           2

  Issuance of stock included
   in sale of MedMarket              140,375      1          15

  Gain on MedMarket transaction         -         -          537

  Issuance of stock for services     250,000      3          39

  Issuance of stock for cash        2,763,000    28          192

  Net loss for the year ended
   December 31, 2002                    -         -           -

  Balance, December 31, 2002      (20,365,288)   204       44,680

  Net loss for the six months
   ended June 30, 2003                  -         -           -

  Effects of the reorganization
   under bankruptcy:

     Reverse stock split of
     1 for 100 shares             (20,161,635)  (202)        204

     Issuance of new shares of
     common stock to control
     group                         31,000,000    310         63

     Cancellation of deficit
     and restructuring                  -         -       (44,947)

  Balance, June 30, 2003
   (unaudited)                     31,203,653    312          -



                                 DISCOUNT       STOCK
                                  COMMON    SUBSCRIPTIONS
                                   STOCK     RECEIVABLE    WARRANTS

  Balance, December 31, 2001         -          (34)          41

  Stock subscriptions paid           -           34            -

  Issuance of common stock for
   directors fees                    -            -            -

  Issuance of stock for accounts
   payable and  interest             -            -            -

  Issuance of stock for legal
   services                          -            -            -

  Issuance of stock included
   in sale of MedMarket              -            -            -

  Gain on MedMarket transaction      -            -            -

  Issuance of stock for services     -            -            -

  Issuance of stock for cash         -            -            -

  Net loss for the year ended
   December 31, 2002                 -            -            -

  Balance, December 31, 2002         -            -           41

  Net loss for the six months
   ended June 30, 2003               -            -            -

  Effects of the reorganization
   under bankruptcy:

     Reverse stock split of
     1 for 100 shares               (2)           -            -

     Issuance of new shares of
     common stock to control
     group                         (310)          -            -

     Cancellation of deficit
     and restructuring               -            -          (41)

  Balance, June 30, 2003
   (unaudited)                     (312)          -            -



                                ACCUMULATED
                                 (DEFICIT)      TOTAL

  Balance, December 31, 2001     (46,160)      (2,140)

  Stock subscriptions paid           -           34

  Issuance of common stock for
   directors fees                    -           23

  Issuance of stock for accounts
   payable and interest              -           31

  Issuance of stock for legal
   services                          -            2

  Issuance of stock included
   in sale of MedMarket              -           16

  Gain on MedMarket transaction      -           537

  Issuance of stock for services     -           42

  Issuance of stock for cash         -           220

  Net loss for the year ended
   December 31, 2002              (1,788)      (1,788)

  Balance, December 31, 2002     (47,948)      (3,023)

  Net loss for the six months
   ended June 30, 2003             2,943        2,943

  Effects of the reorganization
   under bankruptcy:

     Reverse stock split of
     1 for 100 shares                -            -

     Issuance of new shares of
     common stock to control         -           63
     group

     Cancellation of deficit
     and restructuring            44,988          -

  Balance, June 30, 2003
   (unaudited)                     (17)


            See accompanying notes and accountant's report.



                         Medinex Systems, Inc.
                        Statement of Cash Flows
                             (In thousands)

                                       Three Months Ended June 30,
                                          2003             2002
                                                        (Restated)
                                       (unaudited)      (unaudited)

  Cash flows from operating activities:

  Net gain (loss)                         2,943           (1,176)

  Net (gain) loss from discontinued
   operations                            (2,960)           1,176

  Adjustments to reconcile net loss
   to net cash used in operating
   activities:

     Stock issued for services and
      compensation                          -               86

     Stock issued for financing and
      interest expense                      -               26

  Change in certain assets and
   liabilities:

     Increase in restricted cash            -                -

     Increase in accrued liabilities       17                -

     Net cash provided (used) by
      discontinued operations             (218)           (1,698)

                                          (218)           (1,586)

  Cash flows from investing activities:

     Net cash provided (used) by
      investments from discontinued
      operations                          (11)              707

     Net cash provided by investing
      activities                          (11)              707

  Cash flows from financing activities:

     Net cash provided by financing
      from discontinued operations         148              702

     Net cash provided by financing
      activities                           148              702

  Net increase (decrease) in cash and
   cash equivalents                       (81)             (177)

  Cash and cash equivalents at
   beginning of period                     81               177

  Cash and cash equivalents at the
   end of the period                        -                -

  Supplemental cash flow disclosures
     Interest paid                          -                -
     Income taxes paid                      -                -

  Non-cash transactions
     Stock issued for interest and
      financing fees                        -               26
     Stock issued as director's fees        -               45
     Stock issued for compensation
      and services                          -               41


            See accompanying notes and accountant's report.



  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  June 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------

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

  The Company filed Chapter 11 protection under the U.S. Bankruptcy Code on November 27, 2002. On March 26 and 27, 2003, the Company sold all of its operating assets and the public shell. The transfer of the public shell has been consummated by the U.S. Bankruptcy Court. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. (See Note 9).



  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  June 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------

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



  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  June 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------

  NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Cont'd)

  Compensated Absences (Cont'd)

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

  Discount on Common Stock

  The Company recognizes the sale of stock at less than par value to be a discount on common stock. As part of the reorganization under bankruptcy a discount on common stock was reorganized for the issuance of stock at less than par value.



  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  June 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------

  NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Cont'd)

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

  In March 2000, the Financial Accounting Standards Board issued FASB Interpretation Number 44 ("FIN 44"),"Accounting for Certain Transactions Involving Stock Compensation." FIN 44 clarifies the application of APB 25 for certain issues. The adoption of FIN 44 did not have a material affect on the Company's financial position or results of operations for the three months ended June 30, 2003 or 2002.

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

  Recent Accounting Pronouncements

  In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (hereinafter "SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002, effective March 31, 2003 with early adoption encouraged. The financial statements for the prior year have been restated to reflect discontinued operations and the petition for bankruptcy at June 30, 2003.



  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  June 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------

  NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Cont'd)

  Recent Accounting Pronouncements (Cont'd)

  In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 44, 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (hereinafter "SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, FASB No. 64, which amended FASB No. 4, was rescinded, as it was no longer necessary. FASB No. 44, Accounting for intangible Assets of Motor Carriers, established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, FASB No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended FASB No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 which did not have a material effect on the financial statements of the Company at June 30, 2003.

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

  In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (hereinafter "SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This



  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  June 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------

  NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Cont'd)

  Recent Accounting Pronouncements (Cont'd)

  statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 which did not have a material impact on the financial statements of the Company.

  In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter "SFAS No. 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (hereinafter "SFAS No. 142"). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On January 1, 2002, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 resulted in no change to the Company's results of operations, as the Company did not have assets with inderminate lives. At June 30, 2003, all intangible assets were sold as part of the bankruptcy sale.

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



  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  June 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------

  NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Cont'd)

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

  At June 30, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

  On February 13, 2001, Medinex sold substantially all of the assets of its political division, which included the assets of its subsidiary corporations, Raintree Communications Corporation, Public Disclosure, Inc., Net.Capitol, Inc., and U.S. Congress Handbooks, Inc., along with certain other political-related assets and liabilities, to Votenet Solutions, Inc. ("Votenet") in exchange for cash consideration of $1,150 and an option by one of Votenet's shareholders to purchase 3,448,276 shares of the



  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  June 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------

  NOTE 3   DIVESTITURES (Cont'd)

  Divestitures (Cont'd)

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

  NOTE 4   FEDERAL INCOME TAXES

  The Company did not provide for an income tax benefit for any of the periods presented because it has experienced operating losses since inception. The Company's total tax net operating loss carryforwards were approximately $31 million at June 30, 2003 which expire between 2012 and 2020. The significant components of the deferred tax asset at June 30, 2003, and December 31, 2002, were as follows:

                                              2003        2002
  Income Tax Related to:

    Net operating loss carryforward       $ 10,475    $ 11,745
    Stock compensation                           -          65

    Amortization of intangibles and
      other                                      -           -

    Deferred tax asset                      10,475      11,810

    Deferred tax asset valuation
      allowance                           (10,475)    (11,810)

                                          $     -     $     -

  Medinex recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized principally due to the expiration of net operating losses and tax credit carry forwards. The valuation allowance on deferred tax assets increased by $831 during 2002. In accordance with certain provisions of the Internal Revenue Code, as amended, a change in ownership of greater than 50% of a company within a two-year period results in an annual limitation on the Company's ability to utilize its net operating loss ("NOL") carryforwards from tax periods prior to the ownership change. The Company disposed of subsidiaries over the past two years. The tax effects of the subsidiaries' prior tax status have not been included and are expected to be limited by provisions of the Internal Revenue Code. The tax effects of interim transactions are estimates based upon the current period and could be affected by subsequent actions or elections of management. The utilization of net operating losses will be severely



  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  June 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------

  NOTE 4   FEDERAL INCOME TAXES (Cont'd)

  affected by the bankruptcy reorganization and will be limited to the total investment of the new control group.

  NOTE 5   DEBT

  Promissory Notes

  On August 3, 2001, Medinex completed a private placement offering in which Medinex borrowed $75 from an accredited investor. Medinex agreed to repay the loan, plus interest of 12% per annum, on August 3, 2003. The holder of the note also received 75,000 shares of Medinex common stock. (See Note 6). The securities offered under the private placement are exempt from registration requirements for public offerings under Regulation D or other applicable exemptions from registration promulgated under the Securities Act of 1933 and applicable state securities laws and regulations. The proceeds from the offering were used for working capital. The stock issued was valued at $15 with the resulting discount on the debenture being amortized as interest expense over two years. As of June 30, 2003, this note was discharged by the bankruptcy.

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

  NOTE 6   STOCKHOLDERS' EQUITY

  The following issuance of common stock, warrants and stock options may be substantially modified or eliminated by the bankruptcy court as part of the restructuring of the Company but is included for historical reference. See Note 9.

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



  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  June 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------

  NOTE 6   STOCKHOLDERS' EQUITY (Cont'd)

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



  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  June 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------

  NOTE 6   STOCKHOLDERS' EQUITY (Cont'd)

  Stock Option Plans (Cont'd)

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

  The following table summarizes the Company's stock option activity:

                                   2003                2002
                                      Weighted             Weighted
                                       Average              Average
                              Options Exercise    Options  Exercise
                                        Price                Price

  Outstanding, beginning
   of period                 1,780,755  0.82     1,391,755   0.98
  Granted                        -        -       389,000    0.25
  Exercised                      -        -          -         -
  Canceled                       -        -          -         -
  Outstanding, end of
   period                    1,780,755  0.82     1,780,755   0.82
  Exercisable at end of
   period                    1,002,928  0.43      977,928    0.43


  The following table summarizes information about all stock options, including those issued outside of the Plan, outstanding at March 31, 2003:

               Range of         Remaining
              Exercise Prices    Number

           $ 0.03     $ 1.00    1,110,213
             1.01       3.00     159,492
             3.01      10.00     511,050
                                1,780,755



  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  June 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------

  NOTE 6   STOCKHOLDERS' EQUITY (Cont'd)

  Stock Option Plans (Cont'd)

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

  The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. The board of directors may authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. A new offering period begins every 6 months. The board of directors has



  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  June 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------

  NOTE 6   STOCKHOLDERS' EQUITY (Cont'd)

  Employee Stock Purchase Plan (Cont'd)

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
                                            5,235,714



  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  June 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------

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

  The Company has reimbursed one of its officers for an apartment lease in Celebration, Florida. Monthly payments under this one-year lease which expired in October 31, 2002 were one



  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  June 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------

  NOTE 8   LEASES (Cont'd)

  Leases (Cont'd)

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

  The liabilities of the Company were discharged in the bankruptcy during June 2003.

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

  As a debtor, the Company has received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages. The Company has determined that there is insufficient collateral to cover the interest portion of scheduled payments on its pre-petition debt obligations therefore, the debtor has discontinued accruing interest on these obligations. Refer to Note 10 for a discussion of the credit arrangements entered into subsequent to the Chapter 11 filings.

  The Bankruptcy Court confirmed Medinex's plan of reorganization as of March 6, 2003. It was determined that Medinex's reorganization value computed immediately at March 26, 2003, the date of sale, was $219, which consisted of the following:



  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  June 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------

  NOTE 9   PETITION FOR RELIEF UNDER CHAPTER 11 (Cont'd)

  Cash in excess of normal operating
      requirements generated by operations         $      -
    Net realizable value of asset dispositions          138
    Present value of discounted cash flows of
      the emerging entity                                81
    Reorganization value                           $    219

    Post-petition current liabilities              $    177
    Liabilities deferred pursuant to Chapter
      11 proceeding                                   3,128
    Total post-petition liabilities and
      allowed claims                                  3,305
    Secured claim waived (See Note 10)                (791)
    Reorganization value                              (219)
    Excess of liabilities over reorganization
      value                                        $ 2,2965

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

  By way of the Plan, an auction was conducted before March 28, 2003 in order to sell all of its assets free and clear of all liens, interests and encumbrances. Claims attached to the sale proceeds to the extent and in the priority they existed at the time of sale. All net sale proceeds will be placed in trust and distributed in accordance with the Plan.



  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  June 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------

  NOTE 10   PLAN OF REORGANIZATION (Cont'd)

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



  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  June 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------

  NOTE 10   PLAN OF REORGANIZATION (Cont'd)

  Trade and Other Miscellaneous Claims (Cont'd)

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



  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  June 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------

  NOTE 10   PLAN OF REORGANIZATION (Cont'd)

  Phase I Sale of Assets Sold at Auction (Cont'd)

  The book value of recorded assets consisted of the following:

  Cash                                               $   81
  Accounts receivable, net                              106
  Contingent claims                                      13
  Patents, copyrights and Intellectual property           -
  Internet domains and related property                   -
  Secure certificates for mxoffice.net and
   mxsecure.com                                           -
  Customer lists, customer agreements and
   marketing/sales databases                              -
  Agreements with resellers and consultants               -

  Proprietary software including but not limited to:

  MxSecure, MxTranscribe, MxSites, Medinex Office
   Suite Inventory                                        8
  Servers, computers, software, office equipment
   at all locations, net                                 11

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

  Under the Phase II sales document the Company would do a reverse stock split of the issued and outstanding common shares of 100 to 1 with a par value of $0.01. A total of 31,000,000 post reverse split common shares would be issued to the Phase II purchasers for the cash deposited of $63. As of August 15, 2003, the Company had not completed the reverse stock split nor the issuance of new post reverse split shares.

  On June 30, 2003, the Bankruptcy Court approved the distribution of the proceeds from the Phase I and II sales.



  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  June 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------

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



  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  June 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------

  NOTE 11 COMMITMENTS AND CONTINGENCIES (Cont'd)

  The American Society of Association Executives filed suit on June 6, 2002, in Ada County, Idaho, Case Number CV OC 0204406D. A request for change of venue was granted, moving the case to Kootenai County, Idaho. The Complaint seeks to recover a balance owing of $4, plus interest at the rate of 12 percent per annum from June 4, 2002. Medinex's Phase I successor intends to pursue a settlement of this claim. The Phase I buyer has the right to pursue any of the contingencies.

  Riverbend #1, LLC ("Riverbend") was seeking an amount in excess of $340, for unpaid rent under a written lease for office space located in Post Falls, Idaho. Subsequent to the filing of this action, Medinex located a replacement tenant for the office space. Riverbend filed a Motion for Summary Judgment on December 20, 2001, seeking judgment against Medinex in the amount of $181. On September 27, 2002, Medinex and Riverbend signed a Settlement Agreement. Medinex signed a Promissory Note payable to Riverbend LLC, in the amount of $181, bearing interest at 6% per annum and, in addition, issued to Riverbend 50,000 shares of the Company's common stock at the fair market value of $7 in settlement of Riverbend's claim. At June 30, 2003 this stock had not been issued and will not be issued under the bankruptcy.


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

  NOTICE OF FILING OF BANKRUPTCY PETITION AND SALE OF OPERATING ASSETS on November 27, 2002, the company filed a petition for protection under Chapter 11 of the United States Bankruptcy code in the US Bankruptcy Court for the District of Idaho. This allows Medinex to continue to operate while a plan of reorganization is finalized. On December 1, 2002, a motion was filed with the Court for an emergency sale of the Company's assets to protect their value. The motion was conditionally approved on February 19, 2003. The Court entered an Order Confirming the Debtor's Plan ("Reorganization Plan") on March 6, 2003. Pursuant to the Reorganization Plan, the Bankruptcy Court approved and designated a Phase One sale and a Phase Two sale. Both Phase I and Phase II sales were conducted on March 26, 2003, and March 27, 2003, respectively. On these dates the Company sold all of its operating assets and the corporate "shell". On the 5th day of June, 2003, the Court did approve the Phase II Auction Sale of the Debtor's assets pursuant to the Confirmed Plan of Reorganization. On June 30, 2003, all of the proceeds from the Phase I and II sales were distributed by Order of the Bankruptcy Court. to pay administrative expenses and the creditors of Medinex. All discussions regarding the financial condition and results of operations should be read in conjunction with the Reorganization Plan. Management does not believe that any funds will be available for distribution to stockholders after all approved bankruptcy administration expenses have been paid and distributions have been made to the Company's creditors whose claims appear to exceed the Company's potential resources from the sale of its operating assets and public shell.

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

  Pursuant to the Phase I sale conducted on March 26, 2003, the medical technology and professional services business of the Company was transferred as of March 31, 2003, the Bankruptcy Court confirmed these proceedings. The funds received from the sale are scheduled to pay administrative expenses and creditors pursuant to the Reorganization Plan.

  On November 27, 2002, Medinex Systems, Inc. (the "Company") filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in Bankruptcy Court. The Company manages, and will continue to manage, its property and operate its business as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code until a final decree is entered. Both Phase I and Phase II auctions were conducted on March 26, 2003, and March 27, 2003, respectively. The Company plans to continue operating under the Reorganization Plan to complete and resolve all pending matters until a final decree is entered by the Bankruptcy Court. Under the Reorganization Plan a large number of creditors will receive no payment or proceeds and the stockholders are not expected to benefit or receive any distribution. On the 5th day of June, 2003, the Bankruptcy
  Court entered a Order Confirming Phase II Auction Sale of the Company's assets pursuant to the Confirmed Plan of Reorganization.

  Revenues

  The Company did not have any revenues from operations for the three months ended June 30, 2003.

  Cost of Sales

  There were no cost of sales for the three months ended June 30, 2003.

  Sales and Marketing

  There were no sales and marketing expenses for the three months ended June 30, 2003.

  General and Administrative

  The Company did not incur any depreciation expense during the three months ended June 30, 2003 as all property, plant, and equipment was sold on March 26, 2003 as described below.

  Interest expense

  Interest expense consists primarily of interest accrued for notes payable. The company did not incur any interest expense for the three months ended June 30, 2003 as all liabilities are subject to the Bankruptcy proceeding and no interest past November 27, 2002 (the date of the filing of the chapter 11 petition) is being accrued.

  LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 2002, Medinex had a balance of cash and cash equivalents of $81,000 compared to cash and cash equivalents of $1,500,000 at June 30, 2003. The cash reserves are restricted to be used as approved by the U.S. Bankruptcy Trustee and the Bankruptcy Court with respect to payment of administrative expenses and creditors.

  For the three month period ended June 30, 2003 and 2002, cash used in operating activities was $218,000 and $1,169,800, respectively. Cash used in operating activities consisted mostly of funding the Company's payment of administrative claims under the bankruptcy.

  Net cash used by investing activities for the three month period ended June, 2003, was $11,000 compared to $12,000 cash provided for the three month period ended June 30, 2002. Cash provided by financing activities during the three month period ended June 30, 2003, was $0.00. During the three month period ended June 30, 2003, cash provided by financing activities was $0. All of the activities for which the Company invested cash are now discontinued operations and were sold in the Phase I Sale.

  The Company's current business plan concentrates on the completion of the sale of its assets and payment of its creditors pursuant to the Reorganization Plan. None of the Company's creditors have been discharged and no final decree has been entered.

  MANAGEMENT PLAN

  On November 27, 2002, the Company filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the US Bankruptcy Court for the District of Idaho. This allows Medinex to continue to operate while a plan of reorganization was finalized. Liabilities subject to the bankruptcy proceeding include approximately $170,373 of post-Petition liabilities, and approximately $3,032,792 of liabilities deferred pursuant to Chapter 11 of the Bankruptcy Code. These totals are subject to revision through the Proof of Claim process and further proceedings of the Bankruptcy Court.

  The Company was under the general supervision of the Office of the United States Trustee for the District of Idaho. The Trustee was required to approve any transactions outside the ordinary course of business. The day to day operations of the Company were under the control of the officer of the Company as a Debtor in Possession. Monthly operating and cash flow reports were submitted to the U.S. Trustee.

  The Company manages, and will continue to manage, its property and operate its business as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code until all final actions as ordered by the Bankruptcy Court have been taken. Both Phase I and Phase II auctions were conducted on March 26,
  2003, and March 27, 2003.    On the 5th day of June, 2003, the
  Bankruptcy Court entered a Order Confirming Phase II Auction Sale of Debtor's assets pursuant to the Confirmed Plan of Reorganization.

  As part of the restructuring, Medinex had also taken steps to decrease its salary costs. Medinex reduced its employee headcount from over 182 employees at the height of product development to 1 employee as of the three month period ended
  June 30, 2003. The Company will continue to operate as a debtor in possession under the approved Reorganization Plan until all final actions as ordered by the Bankruptcy Court have been taken.

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

  The Company was under the general supervision of the Office of the United States Trustee for the District of Idaho. The Trustee was to approve any transactions outside the ordinary course of business. The day to day operations of the Company are under the control of the officer of the Company as a Debtor in Possession. Monthly operating and cash flow reports were submitted to the U.S. Trustee.

  On January 22, 2003, a Motion was filed with the Court for an emergency sale of the Company's assets to protect their value. The Motion was approved on March 6, 2003. The sale was completed on March 21, 2003, and March 27, 2003. On the 5th day of June, 2003, the Bankruptcy Court entered a Order Confirming Phase II Auction Sale of Debtor's assets pursuant to the Confirmed Plan of Reorganization. On these dates the Company sold all of its operating assets. All of the proceeds from the sale of the operating assets and the cash to be received will be distributed to the creditors of Medinex after payment of all approved bankruptcy administration expenses. Management does not believe that any funds will be available for distribution to stockholders after all approved bankruptcy administration expenses have been paid and distributions have been made to the Company's creditors whose claims of approximately $2,295,000 appear to exceed the Company's potential resources from the sale of its operating assets and administrative expenses. Under the Reorganization Plan nearly all of the creditors claims will remain unpaid at the time the claims are discharged.

  Confirmation of Sale

  On May 6, 2003, the Company filed two Motions seeking to confirm the Phase I sale and the Phase II sale occurring on March 26, 2003 and March 27, 2003, respectively. Under the Phase I sale the final and only bid received at the auction was in the amount of $225,000, plus the surrender and cancellation of the Weaver Trust Class III Creditor's Claim in the amount of $791,000. Regarding the Phase II sale, the highest bid received was in the amount of $52,500 for 25,000,000 common shares to be issued following a reverse split of 1:100 plus an additional 10,000 for claims and payment of administrative expense in this case and the providing of legal services for all securities matters involved in its filings and in the sale and exchange, for a total of 6,000,000 common shares following a reverse split of 1:100. On the 5th day of June, 2003, the U.S. Bankruptcy Court approved the Debtor's Motion for an Order Confirming Phase II Auction Sale of Debtor's Assets without objection from any of the interested parties.

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

  On January 22, 2003, a Motion was filed with the Court for an emergency sale of the Company's assets to protect their value. The Motion was approved on March 6, 2003. The sale was completed on March 21, 2003, and March 27, 2003. On these dates the Company sold all of its operating assets. On the 5th day of June, 2003, the U.S. Bankruptcy Court approved and confirmed the Phase II Auction Sale of Debtor's Assets pursuant to the Confirmed Plan of Reorganization. All of the proceeds from the sale of the operating assets and the cash to be received will be distributed to the creditors of Medinex after payment of all approved bankruptcy administration expenses. Management does not believe that any funds will be available for distribution to stockholders after all approved bankruptcy administration expenses have been paid and distributions have been made to the Company's creditors whose claims of approximately $2,220,000 appear to exceed the Company's potential resources from the sale of its operating assets and administrative expenses. Under the Reorganization Plan nearly all of the creditors claims will remain unpaid at the time the claims are discharged.

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

  The American Society of Association Executives filed suit on June 6, 2002, in Ada County, Idaho, Case Number CV OC 0204406D. A request for change of venue was granted, moving the case to Kootenai County, Idaho. The Complaint seeks to recover a balance owing of $45,931, plus interest at the rate of 12 percent per annum from June 4, 2002. Medinex's Phase I successor intends to pursue a settlement of this claim. The Phase I buyer has the right to pursue any of the contingencies.

  Riverbend #1, LLC ("Riverbend") was seeking an amount in excess of $340,000 for unpaid rent under a written lease for office space located in Post Falls, Idaho. Subsequent to the filing of this action, Medinex located a replacement tenant for the office space. Riverbend filed a Motion for Summary Judgment on December 20, 2001, seeking judgment against Medinex in the amount of $181,221. On September 27, 2002, Medinex and Riverbend signed a Settlement Agreement. Medinex signed a Promissory Note payable to Riverbend LLC, in the amount of $181,221, bearing interest at 6% per annum and, in addition, issued to Riverbend 50,000 shares of the Company's common stock at the fair market value of $7,000 in settlement of Riverbend's claim. At June 30, 2003, this common stock had not been issued, and will not be issued under the bankruptcy.

  Triad Management Systems filed suit on June 6, 2002, in Ada County, Idaho A request for change of venue was granted, moving the case to Kootenai County, Idaho. The balance owed is $102,343, plus interest at the rate of 12 percent per annum from June 4, 2002. Medinex intends to pursue a settlement of this claim..

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

  ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

  ITEM 5  OTHER INFORMATION

    None

  ITEM 6  EXHIBITS

    EXHIBIT                DESCRIPTION
    NUMBER

          Order Confirming Phase II Auction Sale entered on the
          5th day of June, 2003, by the United States Bankruptcy
          Court, District of Idaho

    99.1  Certification of Chief Executive Officer and Chief
          Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002.

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

                               MEDINEX SYSTEMS, INC.

  Date: August 25, 2003        By:    /s/   Colin Christie
                                      Colin Christie
                                      Chief Executive Officer


                               By:   /s/   Maureen Cantlay
                                     Maureen Cantlay
                                     Chief Financial Officer



  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                 Title                Date


  _______________________
  Colin Christie           Chief Executive Officer  August 25, 2003


  _______________________
  Maureen Cantlay          Chief Financial Officer  August 25, 2003


  _______________________
  Colin Christie                Director            August 25, 2003



  EXHIBIT


                     UNITED STATES BANKRUPTCY COURT

                           DISTRICT OF IDAHO

  In Re:                          )  Chapter 11
                                  )
  MEDINEX SYSTEMS, INC.           )   Case No.: 02-21787
                                  )
         Debtor.                  )   (PROPOSED)
                                  )       ORDER CONFIRMING PHASE
                                  )       II AUCTION SALE
  ________________________________)

         This matter came before the Court upon the Debtor's Motion for an Order Confirming the Phase II Auction Sale of Debtor's assets pursuant to the confirmed Plan of Reorganization (Docket No. 96). The court having considered the Motion, the Declaration of John D. Munding submitted therewith, the files and records herein, and the Court having found that the sale was properly noticed to maximize participation in the Phase II Sale and maximize value for the estate, and being fully advised of the premises, the Court

       ORDERS as follows:

         1.     The highest and best bid of Focus Tech
  Investments, Inc., received for the Phase II Auction conducted pursuant to the Plan of Reorganization is confirmed as the winning bid.

  (PROPOSED) ORDER CONFIRMING
  PHASE II AUCTION SALE - 1

         2. To consummate the sale anticipated by the Plan of Reorganization by delivery of the shares and control fo the company, the court decrees:

                a.     All claims arising or related to stock,
                stock options, stock plans for employees, officers, and directors, warrants and convertible provisions within the debt instruments by creditors of the estate are terminated.

                b. The common stock of the Debtor shall and is diluted by reverse split of issued and outstanding common shares of the Company. Each share of the Debtor's common stock issued and outstanding is hereby reclassified as and changed into 100th of one share of common stock at a $0.01 par value.

                c. Any pre-split certificate shall represent only the right to receive post-split certificates. All fractional shares, post-split, shall be rounded up to the next whole number.

                d. Any certificate holder having a post-split aggregate number of shares of less than 10 will no longer be listed as a shareholder by the Company's transfer agent and shall not be entitled to a new post-split certificate, but instead shall receive $0.05 per share post-split within 30 days upon surrender of the pre-split certificate to the Company's transfer agent.

         3. A total of 25,000,000 shares of common stock, post reverse split, shall be issued to Focus Tech Investments, Inc.

         4. A total of 8,000,000 shares of common stock shall be issued, post-split, as follows:

          Ruth Shepley                    1,500,000 common shares
          Curtis Hunsinger                1,500,000 common shares
          Jerry Diamond                   1,500,000 common shares
          Troy Getz                       1,500,000 common shares

  (PROPOSED) ORDER CONFIRMING
  PHASE II AUCTION SALE - 2

         5.     Pursuant to Section1145(a) of the U.S. Bankruptcy
  Code, all equity interest issued under the Plan shall be exempt from the registration requirements of section 5 of the Securities Act of 1933 and any state or local law requiring registration for an offer of sale of a security.

         IT IS SO ORDERED.

       DATED this 5th day of June, 2003.

                                            /s/   Judge Myers

  Presented by:

  CRUMB & MUNDING, P.S.



  /s/   John D. Munding
  JOHN D. MUNDING
  Attorney for Debtor
  ISBA# 04703







  (PROPOSED) ORDER CONFIRMING
  PHASE II AUCTION SALE - 3






  EXHIBIT 99.1

                             CERTIFICATION


  I, Colin Christie, Chief Executive Officer of Medinex Systems,
  Inc., certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Medinex Systems, Inc.;

        2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

        3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

        a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        (2) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        (3) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial report; and

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

               (1) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

               (2) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial report.



	          		By:   /s/   Colin Christie
                        	      Colin Christie
                                      Chief Executive Officer

  Dated:   August 25, 2003



  EXHIBIT 99.2

                             CERTIFICATION


  I, Maureen Cantlay, Chief Financial Officer of Medinex Systems,
  Inc., certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Medinex Systems, Inc.;

        2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

        3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

        a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        (2) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        (3) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial report; and

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

               (1) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

               (2) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial report.



		                By:   /s/   Maureen Cantlay
                                      Maureen Cantlay
                                      Chief Financial Officer

  Dated:  August 25, 2003