Form 10QSB
period 2003-09-30
MEDINEX SYSTEMS INC
filed 2003-11-20
CIK 1054709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                            FORM 10-QSB

       (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

  As of September 30, 2003, there were 20,358,244 shares of the registrant's Common Stock issued and outstanding.


  ITEM 1.      FINANCIAL STATEMENTS

                       MEDINEX SYSTEMS, INC.
                           BALANCE SHEETS
                           (In Thousands)

                                       September 30,   December 31,
                                            2003           2002
                                        (unaudited)     (Restated)

  ASSETS

  Current Assets:
     Cash, restricted                   $        -     $       81

        Total assets                    $        -     $       81


  LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

  Current Liabilities:
  Account payable, related party                22              -
        Total current liabilities       $       22     $        -

  Other Liabilities:
  Net liabilities of discontinued
   operations                                    -          3,104

        Total liabilities                       22          3,104

     COMMITMENTS AND CONTINGENCIES               -              -


  Preferred stock, $0.01 par value,
   10,000,000 shares authorized, no
   shares issued                                 -              -
  Common stock, $0.01 par value,
   100,000,000 shares authorized,
   31,203,653 and 20,365,288 shares
   issued and outstanding, respectively        312            204
  Additional paid-in capital                     -         44,680
  Discount on common stock                    (312)             -
  Warrants                                       -             41
  Accumulated deficit                          (22)       (47,948)

        Total stockholders' equity (deficit)   (22)        (3,023)

        Total liabilities and stockholders'
         equity (deficit)               $        -     $       81









             See accompanying notes and accountant's report
                                   2


                         MEDINEX SYSTEMS, INC.
                        STATEMENTS OF OPERATIONS
           (In thousands, except share and per share amounts)

                                   Three Months Ended September 30,
                                            2003           2002
                                                        (Restated)
                                        (unaudited)     (unaudited)

  Revenues, net                         $        -    $         -

  Total cost of revenue                          -              -

  Gross profit                                   -              -

  Operating expenses                             5              -

  Loss from continuing operations               (5)             -

  Net loss from continuing operations
   before income taxes                          (5)             -

  Income taxes                                   -              -

  Net loss from continuing activities           (5)             -

  Net gain (loss) from discontinued
   operations and reorganization, net
   of income taxes                               -           (454)

  Net gain (loss) available to common
   stockholders                         $       (5)   $      (454)

  Basic net loss per common share,
   discontinued operations              $       nil   $      0.03

  Weighted average shares outstanding    20,365,288     17,640,471





                                    Nine Months Ended September 30,
                                            2003           2002
                                                        (Restated)
                                        (unaudited)     (unaudited)

  Revenues, net                         $        -    $         -

  Total cost of revenue                          -              -

  Gross profit                                   -              -

  Operating expenses                            22              -

  Loss from continuing operations              (22)             -

  Net loss from continuing operations
   before income taxes                         (22)             -

  Income taxes                                   -              -

  Net loss from continuing activities          (22)             -

  Net gain (loss) from discontinued
   operations and reorganization, net
   of income taxes                           2,960         (1,630)

  Net gain (loss) available to common
   stockholders                         $    2,938    $    (1,630)

  Basic net loss per common share,
   discontinued operations              $     0.14    $       nil

  Weighted average shares outstanding    20,365,288     18,692,561
























             See accompanying notes and accountant's report
                                   3



                         MEDINEX SYSTEMS, INC.
              STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   (IN THOUSANDS, EXCEPT FOR SHARES)

                                               COMMON STOCK
                                         SHARES          AMOUNT

  Balance, December 31, 2001           16,923,080     $       169

  Stock subscriptions paid                      -               -

  Issuance of common stock for
   directors fees                          83,334               1

  Issuance of stock for accounts
   payable and interest                   190,582               2

  Issuance of stock for legal
   services                                14,917               -

  Issuance of stock included in
   sale of MedMarket                      140,375               1

  Gain on MedMarket transaction                 -               -

  Issuance of stock for services          250,000               3

  Issuance of stock for cash            2,763,000              28

  Net loss for the year ended
   December 31, 2002                            -               -

  Balance, December 31, 2002           20,365,288             204

  Net loss for the nine months
   ended September 30, 2003                     -               -

  Effects of the reorganization
   under bankruptcy:
     Reverse stock split of 1
      for 100 shares                  (20,161,635)           (202)

     Issuance of new shares of
      common stock to control
      group                            31,000,000             310

     Cancellation of deficit and
      restructuring                             -               -

  Balance, September 30, 2003
   (unaudited)                         31,203,653             312




                                       ADDITIONAL     DISCOUNT ON
                                        PAID-IN          COMMON
                                        CAPITAL          STOCK

  Balance, December 31, 2001          $    43,844     $         -

  Stock subscriptions paid                      -               -

  Issuance of common stock for
   directors fees                              22               -

  Issuance of stock for accounts
   payable and interest                        29               -

  Issuance of stock for legal
   services                                     2               -

  Issuance of stock included in
   sale of MedMarket                           15               -

  Gain on MedMarket transaction               537               -

  Issuance of stock for services               39               -

  Issuance of stock for cash                  192               -

  Net loss for the year ended
   December 31, 2002                            -               -

  Balance, December 31, 2002               44,680               -

  Net loss for the nine months
   ended September 30, 2003                     -               -

  Effects of the reorganization
   under bankruptcy:
     Reverse stock split of 1
      for 100 shares                          204              (2)

     Issuance of new shares of
      common stock to control
      group                                    63            (310)

     Cancellation of deficit and
      restructuring                       (44,947)              -

  Balance, September 30, 2003
   (unaudited)                                  -            (312)



                                         STOCK
                                     SUBSCRIPTIONS      WARRANTS
                                       RECEIVABLE

  Balance, December 31, 2001          $        34     $        41

  Stock subscriptions paid                     34               -

  Issuance of common stock for
   directors fees                               -               -

  Issuance of stock for accounts
   payable and interest                         -               -

  Issuance of stock for legal
   services                                     -               -

  Issuance of stock included in
   sale of MedMarket                            -               -

  Gain on MedMarket transaction                 -               -

  Issuance of stock for services                -               -

  Issuance of stock for cash                    -               -

  Net loss for the year ended
   December 31, 2002                            -               -

  Balance, December 31, 2002                    -              41

  Net loss for the nine months
   ended September 30, 2003                     -               -

  Effects of the reorganization
   under bankruptcy:
     Reverse stock split of 1
      for 100 shares                            -               -

     Issuance of new shares of
      common stock to control
      group                                     -               -

     Cancellation of deficit and
      restructuring                             -             (41)

  Balance, September 30, 2003
   (unaudited)                                  -               -




                                      ACCUMULATED
                                        DEFICIT           TOTAL

  Balance, December 31, 2001          $   (46,160)    $    (2,140)

  Stock subscriptions paid                      -              34

  Issuance of common stock for
   directors fees                               -              23

  Issuance of stock for accounts
   payable and interest                         -              31

  Issuance of stock for legal
   services                                     -               2

  Issuance of stock included in
   sale of MedMarket                            -              16

  Gain on MedMarket transaction                 -             537

  Issuance of stock for services                -              42

  Issuance of stock for cash                    -             220

  Net loss for the year ended
   December 31, 2002                       (1,788)         (1,788)

  Balance, December 31, 2002          $       (22)    $       (17)

  Net loss for the nine months
   ended September 30, 2003                 2,938           2,938

  Effects of the reorganization
   under bankruptcy:
     Reverse stock split of 1
      for 100 shares                            -               -

     Issuance of new shares of
      common stock to control
      group                                     -              63

     Cancellation of deficit and
      restructuring                        44,988               -

  Balance, September 30, 2003
   (unaudited)                         31,203,653             312











             See accompanying notes and accountant's report
                                   4



                         Medinex Systems, Inc.
                        Statements of Cash Flows
                             (In thousands)

                                    Nine Months Ended September 30,
                                            2003           2002
                                                        (Restated)
                                        (unaudited)     (unaudited)

  Cash flows from operating activities:
  Net gain (loss)                       $    2,943    $         -
  Net (gain) loss from discontinued
   operations                               (2,943)        (1,630)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Stock issued for services and
      compensation                               -             86
     Stock issued for financing and
      interest expense                           -             26
  Change in certain assets and liabilities:
     Increase in restricted cash                 -              -
     Increase in accrued liabilities            22              -
     Net cash provided (used) by
      discontinued operations                 (245)           805
  Net cash used in operating activities       (218)          (713)

  Cash flows from investing activities:
     Net cash provided (used) by
      investments from discontinued
      operations                               (11)          (632)
  Net cash provided by investing activities    (11)          (632)

  Cash flows from financing activities:
     Net cash provided by financing from
      discontinued operations                  148          1,168
  Net cash provided by financing activities    148          1,168

  Net increase (decrease) in cash and cash
   equivalents                                 (81)          (177)
  Cash and cash equivalents at beginning
   of period                                    81            177

  Cash and cash equivalents at the end
   of the period                        $        -    $         -

  Supplemental cash flow disclosures
     Interest paid                      $        -    $         -
     Income taxes paid                  $        -    $         -

  Non-cash transactions
     Stock issued for interest and
      financing fees                    $        -    $        26
     Stock issued as director's fees    $        -    $        45
     Stock issued for compensation
      and services                      $        -    $        41



             See accompanying notes and accountant's report
                                   5



  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  September 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------


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


  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  September 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------


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


  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  September 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------


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


  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  September 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------


  NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Cont'd)

  Stock-based Compensation (Cont'd)

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


  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  September 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------


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



  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  September 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------

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



  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  September 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------

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


  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  September 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------

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


  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  September 30, 2003
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

  Medinex recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized principally due to the expiration of net operating losses and tax credit carry forwards. The valuation allowance on deferred tax assets increased by $831 during 2002. In accordance with certain provisions of the Internal Revenue Code, as amended, a change in ownership of greater than 50% of a company within a two-year period results in an annual limitation on the Company's ability to utilize its net operating loss ("NOL") carryforwards from tax periods prior to the ownership change. The Company disposed of subsidiaries over the past two years. The tax effects of the subsidiaries' prior tax status have not been included and are expected to be limited by provisions of the Internal Revenue Code. The tax effects of interim transactions are estimates based upon the current period and could be affected by subsequent actions or elections of management. The utilization of net operating losses will be severely affected by the bankruptcy reorganization and will be limited to the total investment of the new control group.

  NOTE 5   DEBT

  Promissory Notes

  On August 3, 2001, Medinex completed a private placement offering in which Medinex borrowed $75 from an accredited investor. Medinex agreed to repay the loan, plus interest of 12% per annum, on August 3, 2003. The holder of the note also received 75,000 shares of Medinex common stock. (See Note 6). The securities offered under the private placement are exempt from registration requirements for public offerings under Regulation D or other applicable exemptions from registration promulgated under the Securities Act of 1933 and applicable state securities laws and regulations. The proceeds from the offering were used for working capital. The stock issued was valued at $15 with the resulting discount on the debenture being amortized as interest expense



  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  September 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------

  NOTE 5   DEBT (Cont'd)


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

  NOTE 6   STOCKHOLDERS' EQUITY

  The following issuance of common stock, warrants and stock options was modified or eliminated by the bankruptcy court as part of the restructuring of the Company but is included for historical reference. On June 5, 2003, the Bankruptcy Court Ordered that all claims arising or related to stock, stock options, stock plans for employees, officers, and directors, warrants and convertible provisions within the debt instruments by creditors of the estate are terminated. See Note 9.

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


  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  September 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------

  NOTE 6   STOCKHOLDERS' EQUITY (Cont'd)

  The Company had commitments for approximately 700,000 common stock shares to be issued for services or settlements on debt which were unissued at the time of filing for bankruptcy. The
  Company does not expect to issued these shares.

  Stock Option Plans

  The Company has no stock option plans outstanding and the following information is included for historical reference only.
   On June 5, 2003, the Bankruptcy Court Ordered that all claims arising or related to stock, stock options, stock plans for employees, officers, and directors, warrants and convertible provisions within the debt instruments by creditors of the estate are terminated.

  During the three months ended September 30, 2002 the Company retroactively granted 4,000 options previously earned by a consultant at exercise prices between $0.17 and $0.36 per share.
   These options were fully vested upon grant. On October 9, 2002 the Company granted a total of 260,000 common stock options exercisable at prices varying from $0.19 to $0.30 per share. Of these options, 210,000 were fully vested at the date of grant. These options were granted based upon agreements reached during the three months ended September 30, 2002. These were cancelled under Orders of the Bankruptcy Court. On June 5, 2003, the Bankruptcy Court Ordered that all claims arising or related to stock, stock options, stock plans for employees, officers, and directors, warrants and convertible provisions within the debt instruments by creditors of the estate are terminated.

  During the three month period ended June 30, 2002, the Company granted 50,000 common stock options exercisable at $0.17, which begin to vest at 16,666 per year on May 20, 2003. During the three months ended March 31, 2002, the Company granted 75,000 common stock options exercisable at $0.30, which begin to vest at 25,000 options per year on March 1, 2003. These were cancelled under Orders of the Bankruptcy Court. On June 5, 2003, the Bankruptcy Court Ordered that all claims arising or related to stock, stock options, stock plans for employees, officers, and directors, warrants and convertible provisions within the debt instruments by creditors of the estate are terminated.

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



  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  September 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------

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

  The following table summarizes the Company's stock option activity prior to the discharge of debts and cancellation of stock options by the Bankruptcy Court:


  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  September 30, 2003
  (Dollars in thousands, except share and per share data)
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

  The following table summarizes information about all stock options, including those issued outside of the Plan, outstanding at March 31, 2003, prior to the discharge of debts and cancellation of stock options by the Bankruptcy Court:

               Range of         Remaining
              Exercise Prices    Number

           $ 0.03     $ 1.00    1,110,213
             1.01       3.00     159,492
             3.01      10.00     511,050
                                1,780,755



  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  September 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------

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

  Employee Stock Purchase Plan.

  In March 1999, the board of directors adopted the 1999 Employee Stock Purchase Plan ("Purchase Plan"), to provide employees of the Company and its affiliates with an opportunity to purchase common stock at a discounted rate through payroll deductions. Under the Purchase Plan which terminates at the board of directors' discretion, 500,000 shares of common stock have been reserved for issuance. On June 5, 2003, the Bankruptcy Court Ordered that all claims arising or related to stock, stock options, stock plans for employees, officers, and directors, warrants and convertible provisions within the debt instruments by creditors of the estate are terminated.

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

  Board Compensation

  In September 2000, the compensation committee of the board of directors agreed that each non-employee director would receive stock as payment for his or her services as a director in lieu of cash. Total stock and cash paid to Director's for services rendered in fiscal years 2002 and 2001 was 83,334 shares of common stock and 418,835 shares of common stock and $14 cash, respectively. On June 5, 2003, the Bankruptcy Court Ordered that all claims arising or related to stock, stock options, stock plans for employees, officers, and directors, warrants and convertible provisions within the debt instruments by creditors of the estate are terminated.

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

  Stock Warrants

  In connection with the Company's initial public offering, the Company agreed to issue warrants to purchase 250,000 shares of common stock at $16.50 per share. At December 31, 2000, there were 250,000 warrants outstanding. The warrants expire in 2004. In connection with a private placement offering, the Company issued warrants to purchase 930,000 shares of common stock at $1.90 and 930,000 shares of common stock at $5.00. All of these warrants, which expire in 2005, were outstanding at March 31, 2003. On June 5, 2003, the Bankruptcy Court Ordered that all claims arising or related to stock, stock options, stock plans for employees, officers, and directors, warrants and convertible provisions within the debt instruments by creditors of the estate are terminated.



  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  September 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------

  NOTE 6   STOCKHOLDERS' EQUITY (Cont'd)

  Stock Warrants (Cont'd)

  In connection with a private placement offering, the Company issued 312,500 warrants to purchase one share of common stock at $0.85 per share and 241,700 warrants to purchase one share of common stock at $0.23 per share.

  Reserved for Future Issuance (Prior to Order)

  On June 5, 2003, the Bankruptcy Court Ordered that all claims arising or related to stock, stock options, stock plans for employees, officers, and directors, warrants and convertible provisions within the debt instruments by creditors of the estate are terminated. The following common shares have been reserved for future issuance:

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



  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  September 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------

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

  NOTE 9   PETITION FOR RELIEF UNDER CHAPTER 11

  On November 27, 2002, the Company filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Idaho. Under Chapter 11, certain claims against the debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws were stayed while the debtor continued business operations as debtor-in-possession. On June 5, 2003, the Bankruptcy Court Ordered that all claims arising or related to stock, stock options, stock plans for employees, officers, and directors, warrants and convertible provisions within the debt instruments by creditors of the estate are terminated.



  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  September 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------

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

  By way of the Plan, an auction was conducted before March 28, 2003 in order to sell all of its assets free and clear of all liens, interests and encumbrances. Claims attached to the sale proceeds to the extent and in the priority they existed at the time of sale. All net sale proceeds were placed in trust and distributed in accordance with the Plan.



  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  September 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------

  NOTE 10 PLAN OF REORGANIZATION (Cont'd)

  On May 6, 2003, the Company filed two Motions seeking to confirm the Phase I sale and the Phase II sale occurring on March 26, 2003 and March 27, 2003, respectively. Under the Phase I sale the final and only bid received at the auction was in the amount of $225,000, plus the surrender and cancellation of the Weaver Trust Class III Creditor's Claim in the amount of $791,000. Regarding the Phase II sale, the highest bid received was in the amount of $52,500 for 25,000,000 common shares to be issued following a reverse split of 1:100 plus an additional 10,000 for claims and payment of administrative expense in this case and the providing of legal services for all securities matters involved in its filings and in the sale and exchange, for a total of 6,000,000 common shares following a reverse split of 1:100. On the 5th day of June, 2003, the U.S. Bankruptcy Court approved the Debtor's Motion for an Order Confirming Phase II Auction Sale of Debtor's Assets without objection from any of the interested parties. On June 5, 2003, the Bankruptcy Court Ordered that all claims arising or related to stock, stock options, stock plans for employees, officers, and directors, warrants and convertible provisions within the debt instruments by creditors of the estate are terminated.

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


  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  September 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------

  NOTE 10 PLAN OF REORGANIZATION (Cont'd)

  Trade and Other Miscellaneous Claims (Cont'd)

  Percentage of distribution and amount are entirely dependent upon plan funds available and the aggregate amount of allowed claims.

  Leased Property

  The Company does not lease any property nor is it obligated under any prior lease agreement prior to filing its Chapter 11 proceedings.

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


  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  September 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------

  NOTE 10 PLAN OF REORGANIZATION (Cont'd)

  Phase II Auction (Cont'd)

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



  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  September 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------

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



  MEDINEX SYSTEMS, INC.
  NOTES TO FINANCIAL STATEMENTS
  September 30, 2003
  (Dollars in thousands, except share and per share data)
  -------------------------------------------------------

  NOTE 12 - SUBSEQUENT EVENTS

  During October, 2003, the Company entered into negotiations with Maxus Holdings, Inc., concerning a possible merger. On November 14, 2003, the control of the Company was transferred as part of a Stock Exchange Agreement with Maxus and its subsidiaries. The Company will continue the pursuits of the acquiring entities which includes the sale and refurbishment of telecommunication equipment and electronic waste recycling.

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

  NOTICE OF FILING OF BANKRUPTCY PETITION AND SALE OF OPERATING ASSETS on November 27, 2002, the company filed a petition for protection under Chapter 11 of the United States Bankruptcy code in the US Bankruptcy Court for the District of Idaho. This allowed Medinex to continue to operate while a plan of reorganization was finalized. On December 1, 2002, a motion was filed with the Court for an emergency sale of the Company's assets to protect their value. The motion was conditionally approved on February 19, 2003. The Court entered an Order Confirming the Debtor's Plan ("Reorganization Plan") on March 6, 2003. Pursuant to the Reorganization Plan, the Bankruptcy Court approved and designated a Phase One sale and a Phase Two sale. Both Phase I and Phase II sales were conducted on March 26, 2003, and March 27, 2003, respectively. On these dates the Company sold all of its operating assets and controlling interest in the Company. On the 5th day of June, 2003, the Court did approve the Phase II Auction Sale of the Debtor's assets pursuant to the Confirmed Plan of Reorganization. On June 30, 2003, all of the proceeds from the Phase I and II sales were distributed by Order of the Bankruptcy Court to pay administrative expenses and the creditors of Medinex. All discussions regarding the financial condition and results of operations should be read in conjunction with the Reorganization Plan. No funds were available for distribution to stockholders after all approved bankruptcy administration expenses were paid and distributions have been made to the Company's creditors whose claims exceeded the Company's potential resources from the sale of its operating assets and public shell.

  GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. Other than as required by law, we disclaim any obligation to update information concerning the factors mentioned above or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

  CERTAIN DISCUSSIONS WHICH FOLLOW REGARDING THE DESCRIPTION OF
  BUSINESS REFER TO THE OPERATING BUSINESS PRIOR TO BEING
  DISCONTINUED DUE TO THE BANKRUPTCY AND PHASE I SALE OF ALL THE
  OPERATIONAL ASSETS ON MARCH 26, 2003 AND PHASE II SALE ON MARCH
  27, 2003.

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

  On November 27, 2002, Medinex Systems, Inc. (the "Company") filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in Bankruptcy Court. The Company manages, and will continue to manage, its property and operate its business as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code until a final decree is entered. Both Phase I and Phase II auctions were conducted on March 26, 2003, and March 27, 2003, respectively. The Company plans to continue operating under the Reorganization Plan. Under the Reorganization Plan a large number of creditors received no payment or proceeds and the stockholders did not benefit or receive any distribution. On the 5th day of June, 2003, the Bankruptcy Court entered a Order Confirming Phase II Auction Sale of the Company's assets pursuant to the Confirmed Plan of Reorganization.

  Revenues

  The Company did not have any revenues from operations for the three months ended September 30, 2003.

  Cost of Sales

  There were no cost of sales for the three months ended September
  30, 2003.

  Sales and Marketing

  There were no sales and marketing expenses for the three months ended September 30, 2003.

  General and Administrative

  The Company did not incur any depreciation expense during the three months ended September 30, 2003 as all property, plant, and equipment was sold on March 26, 2003 as described below.

  Interest expense

  Interest expense consists primarily of interest accrued for notes payable. The company did not incur any interest expense for the three months ended September 30, 2003 as all liabilities are subject to the Bankruptcy proceeding and no interest past November 27, 2002 (the date of the filing of the chapter 11 petition) is being accrued.

  LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 2002, Medinex had a balance of cash and cash equivalents of $81,000 compared to cash and cash equivalents of $1,500,000 at June 30, 2003. The cash reserves are restricted to be used as approved by the U.S. Bankruptcy Trustee and the Bankruptcy Court with respect to payment of administrative expenses and creditors.

  For the three month period ended September 30, 2003, cash used in operating activities was $5,000. Cash used in operating activities consisted mostly of funding the Company's payment of administrative claims and expenses under the bankruptcy.

  Net cash used by investing activities for the three month period ended September, 2003, was $0. Cash provided by financing activities during the three month period ended September 30, 2003, was $0. All of the activities for which the Company invested cash are now discontinued operations and were sold in the Phase I Sale.

  The Company's current business plan concentrates on the completion of the sale of its assets and payment of its creditors pursuant to the Reorganization Plan. As of July, 2003, the Company's creditors have been discharged and a final decree has been entered.


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

  Both Phase I and Phase II auctions were conducted on March 26,
  2003, and March 27, 2003.    On the 5th day of June, 2003, the
  Bankruptcy Court entered a Order Confirming Phase II Auction Sale of Debtor's assets pursuant to the Confirmed Plan of Reorganization. On the 3rd day of July, 2003, the Bankruptcy Court entered an Order Approving Final Disbursement, Entering Final Decree an Closing Main Case.

  As part of the restructuring, Medinex had also taken steps to decrease its salary costs. Medinex reduced its employee headcount from over 182 employees at the height of product development to 1 employee as of the three month period ended September 30, 2003. The Company will continue to operate as a debtor in possession under the approved Reorganization Plan until all final actions as ordered by the Bankruptcy Court have been taken.

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

  On January 22, 2003, a Motion was filed with the Court for an emergency sale of the Company's assets to protect their value. The Motion was approved on March 6, 2003. The sale was completed on March 21, 2003, and March 27, 2003. On the 5th day of June, 2003, the Bankruptcy Court entered a Order Confirming Phase II Auction Sale of Debtor's assets pursuant to the Confirmed Plan of Reorganization. On these dates the Company sold all of its operating assets. All of the proceeds from the sale of the operating assets and the cash received was distributed to the creditors of Medinex after payment of all approved bankruptcy administration expenses. No funds were available for distribution to stockholders after all approved bankruptcy administration expenses were paid and distributions were made to the Company's creditors. Under the Reorganization Plan nearly all of the creditors claims remained unpaid at the time the claims were discharged.



                    PART II - OTHER INFORMATION


  ITEM 1.   LEGAL PROCEEDINGS

  CERTAIN DISCUSSIONS WHICH FOLLOW REGARDING THE DESCRIPTION OF
  LEGAL PROCEEDINGS TO THE OPERATING BUSINESS PRIOR TO THE PHASE I SALE OF ALL THE OPERATIONAL ASSETS MARCH 26, 2003 AND THE PHASE
  II SALE ON MARCH 27, 2003.

  Petition For Relief Under Chapter 11

  On November 27, 2002, the Company filed a petition for protection under Chapter 11 of the Bankruptcy Code in the US Bankruptcy Court for the District of Idaho. This allowed
  Medinex to continue to operate while a plan of reorganization was finalized. Liabilities subject to the bankruptcy proceeding include approximately $197,000 of post-petition debt, approximately $3,065,000 of debt deferred pursuant to Chapter 11.

  The Company was under the general supervision of the Office of the United States Trustee for the District of Idaho. The Trustee must approve any transactions outside the ordinary course of business. The day to day operations of the Company are under the control of the officer of the Company as a Debtor in Possession.

  On January 22, 2003, a Motion was filed with the Court for an emergency sale of the Company's assets to protect their value. The Motion was approved on March 6, 2003. The sale was completed on March 21, 2003, and March 27, 2003. On these dates the Company sold all of its operating assets. On the 5th day of June, 2003, the U.S. Bankruptcy Court approved and confirmed the Phase II Auction Sale of Debtor's Assets pursuant to the Confirmed Plan of Reorganization. All of the proceeds from the sale of the operating assets and the cash received were distributed to the creditors of Medinex after payment of all approved bankruptcy administration expenses. No funds were available for distribution to stockholders after all approved bankruptcy administration expenses were paid and distributions were made to the Company's creditors whose claims of approximately $2,220,000 exceeded the Company's potential resources from the sale of its operating assets and administrative expenses. Under the Reorganization Plan nearly all of the creditors claims remained unpaid at the time the claims were discharged.


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

  Riverbend #1, LLC ("Riverbend") was seeking an amount in excess of $340,000 for unpaid rent under a written lease for office space located in Post Falls, Idaho. Subsequent to the filing of this action, Medinex located a replacement tenant for the office space. Riverbend filed a Motion for Summary Judgment on December 20, 2001, seeking judgment against Medinex in the amount of $181,221. On September 27, 2002, Medinex and Riverbend signed a Settlement Agreement. Medinex signed a Promissory Note payable to Riverbend LLC, in the amount of $181,221, bearing interest at 6% per annum and, in addition, issued to Riverbend 50,000 shares of the Company's common stock at the fair market value of $7,000 in settlement of Riverbend's claim. At September 30, 2003, this common stock had not been issued, and will not be issued under the bankruptcy.

  Triad Management Systems filed suit on June 6, 2002, in Ada County, Idaho A request for change of venue was granted, moving the case to Kootenai County, Idaho. The balance owed is $102,343, plus interest at the rate of 12 percent per annum from June 4, 2002. Medinex intends to pursue a settlement of this claim..

  ITEM 2    CHANGES IN SECURITIES

  On the 11th day of September, 2003, the Company did amend the Articles of Incorporation by filing a Certificate of Amendment with the Secretary of State for the State of Delaware. This Amendment was ordered by the U.S. Bankruptcy Court which stated and required the following, to-wit:

         "The common stock of the Debtor shall and is diluted by reverse split of issued and outstanding common shares of the Company. Each share of the Debtor's common stock issued and outstanding is hereby reclassified as and changed into 100th of one share of common stock at a $0.01 par value.

         Any pre-split certificate shall represent only the right to receive post-split certificates. All fractional shares, post-split, shall be rounded up to the next whole number.

         Any certificate holder having a post-split aggregate number of shares of less than 10 will no longer be listed as a shareholder by the Company's transfer agent and shall not be entitled to a new post-split certificate, but instead shall receive
         $0.05 per share post-split within 30 days upon surrender of the pre-split certificate to the Company's transfer agent."

   As a result of the reverse split the Company was assigned a new symbol and currently trades under "MNXS" under its same and current name.

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

   ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

   ITEM 5    OTHER INFORMATION

   During the month of October, 2003, the Company entered into negotiations with Maxus Holdings, Inc., concerning an acquisition of Maxus Technology, Inc., Triple-Too Communications, Inc., and Maxus Technology. On November 14, 2003, the control of the Company was transferred as part of a Stock Exchange Agreement between Maxus Holdings, Maxus (Nova Scotia) Company, and 901133 Alberta Ltd. The Company has filed a Form 8K which sets forth the specifics regarding the change of control, description of the business of Medinex Systems, Inc., and financial information. All information regarding this subsequent event should be obtained from the previously filed Form 8K.

   ITEM 6    EXHIBITS

     EXHIBIT                DESCRIPTION
     NUMBER

             Order Approving Final Disbursement, Entering Final
             Decree, and Closing Main Case entered on the 3rd day of July, 2003, by the United States Bankruptcy
             Court, District of Idaho.

     31      Certification of Chief Executive Officer and Chief
             Financial Officer pursuant to 18 U.S.C. Section
             1350, as Adopted Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.

     32.1    Certification of Chief Executive Officer and Chief
             Financial Officer Pursuant to 15 U.S.C. Section
             78m(a) or 78o(d), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


                                SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MEDINEX SYSTEMS, INC.

   Date: November 19, 2003      By:  /s/  Colin Christie
                                    Colin Christie, President,
                                    Chief Executive Officer,
                                    Chief Financial Officer



   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                Title                Date


   _______________________
   Colin Christie               President,         November 19, 2003
                              Chief Executive
                                 Officer
                              Chief Financial
                                 Officer



   EXHIBIT 31

                        CERTIFICATION PURSUANT TO
           SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


   I, Colin Christie, President, Chief Executive Officer and
   Chief Financial Officer of Medinex Systems, Inc., certify that:

         1. I have reviewed this report on Form 10-QSB of Medinex Systems, Inc. for the quarter ended September 30, 2003;

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

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act
   Rules 13a-14 and 15d-14) for the registrant and I have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

         (2) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

         (3) Presented in this report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

         5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                1.       All significant deficiencies in the
                         design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                2. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

         6. I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                   By:   /s/ Colin Christie
                         Colin Christie, President,
                         Chief Executive Officer,
                         Chief Financial Officer

   Dated: November 19, 2003




   EXHIBIT 32.1

          CERTIFICATION PURSUANT TO 18 U.S.C. SEC. 1350,
             AS ADOPTED PURSUANT TO SECTION 906 OF THE
                    SARBANES-OXLEY ACT OF 2002

   In connection with the Quarterly Report of Medinex Systems, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Colin Christie, President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        1)   The Report fully complies with the requirements of
   Section 13(a) or 15(d) of the Securities Exchange Act of 1934;
   and

        2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


   Dated:   November 19, 2003     By:  /s/  Colin Christie
                                      Colin Christie, President,
                                      Chief Executive Officer,
                                      Chief Financial Officer