Form 10KSB
period 2003-11-30
MEDINEX SYSTEMS INC
filed 2004-03-12
CIK 1054709

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X|                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED November 30, 2003

|_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FROM THE TRANSITION PERIOD FROM ______ TO ______
                        COMMISSION FILE NUMBER: 000-26337

                              MEDINEX SYSTEMS, INC.
            (Name of Small Business Issuer Specified in Its Charter)

                   Delaware                               82-0514605
           (State of incorporation)         (IRS Employer Identification Number)

18300 Sutter Boulevard, Morgan Hill, California             95037
   (Address of principal executive offices)               (Zip Code)

                                 (408) 782-2005
                (Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $0.001 per share

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|


         The Issuer's revenue for its most recent fiscal year was $3,583,124.


         As of February 27, 2004, 21,660,446 shares of the Issuer's $0.001 par value common stock were outstanding and the aggregate market value of the shares held by non-affiliates was approximately $25,559,326 based upon a closing bid price on February 27, 2004 of $1.18 per share of common stock on the OTC Bulletin Board.

================================================================================

PART I.........................................................................3
   ITEM 1. BUSINESS............................................................3
     HISTORY...................................................................3
     DESCRIPTION OF MEDINEX SYSTEMS, INC.......................................4
     BUSINESS OPERATIONS.......................................................5
     EFFECT OF THE ELECTRONIC WASTE RECYCLING ACT OF 2003 ON OUR BUSINESS......6
     RESEARCH AND DEVELOPMENT..................................................7
     ASSET DISPOSITION AND EWASTE RECYCLING SOLUTIONS..........................7
     CELLULAR TECHNOLOGY RECOVERY..............................................7
     INDUSTRY OVERVIEW.........................................................7
     EMPLOYEES.................................................................8
     INDEBTEDNESS..............................................................8
     RELATED CORPORATIONS......................................................9
   RISK FACTORS...............................................................10
     DIFFICULTY IN MAINTAINING PROFITABILITY..................................10
     COMPETITION..............................................................10
     SALES CYCLE AND MARKET CONDITIONS........................................10
     PRODUCT AND MARKET CONCENTRATION.........................................11
     ENVIRONMENTAL............................................................11
     DEPENDENCE ON KEY PERSONNEL..............................................11
     FAILURE TO ACHIEVE GROWTH................................................11
     RISKS ASSOCIATED WITH ACQUISITIONS.......................................11
     LIMITED WORKING CAPITAL; NEED FOR ADDITIONAL FINANCING...................12
     UNCERTAINTY OF THE MARKET CONDITIONS.....................................12
     THE LIQUIDITY OF OUR COMMON STOCK IS AFFECTED BY ITS LIMITED
     TRADING ABILITY..........................................................12
     OUR COMMON STOCK MAY BE SUBJECT TO REGULATIONS PRESCRIBED BY THE
     SECURITIES AND EXCHANGE COMMISSION RELATING TO "PENNY STOCK."........... 12
     OUR COMMON STOCK WILL LIKELY BE SUBJECT TO SUBSTANTIAL PRICE AND
     VOLUME FLUCTUATIONS......................................................12
     A SIGNIFICANT NUMBER OF OUR SHARES ARE ELIGIBLE FOR SALE AND THEIR
     SALE COULD DEPRESS THE MARKET PRICE OF OUR STOCK.........................13
     AFTER GIVING EFFECT TO THE STOCK EXCHANGE, CERTAIN OF OUR PRINCIPAL STOCKHOLDERS WILL CONTINUE TO HAVE SIGNIFICANT VOTING POWER AND MAY
     TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTEREST OF OTHER STOCKHOLDERS..13 WE DO NOT ANTICIPATE PAYING DIVIDENDS IN THE FORESEEABLE FUTURE, AND
     THE LACK OF DIVIDENDS MAY HAVE A NEGATIVE EFFECT ON THE STOCK PRICE......13
   ITEM 2. PROPERTIES.........................................................13
   ITEM 3. LEGAL PROCEEDINGS..................................................14
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................14
PART II.......................................................................14
   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
     MATTERS..................................................................14
   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR
     PLAN OF OPERATIONS.......................................................16
     RESULTS FROM OPERATIONS..................................................16
     COMPANY OVERVIEW.........................................................16
     COMPARISON OF TWELVE MONTH PERIOD ENDED NOVEMBER 30, 2003 TO TWELVE
     MONTH PERIOD ENDED NOVEMBER 30, 2002.....................................17
     LIQUIDITY AND CAPITAL RESOURCES..........................................18
     USE OF ESTIMATES AND CERTAIN SIGNIFICANT ESTIMATES.......................20
     FORWARD LOOKING STATEMENTS...............................................20
   ITEM 7. FINANCIAL STATEMENTS...............................................20
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
   FINANCIAL DISCLOSURE.......................................................20
   ITEM 8A. CONTROLS AND PROCEDURES...........................................20
PART III......................................................................21

   ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE
     WITH SECTION 16(A) OF THE EXCHANGE ACT...................................21
     CODE OF ETHICS...........................................................21
    ITEM 10. EXECUTIVE COMPENSATION...........................................21
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....21
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................21
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..................................21
     STATEMENTS FILED AS PART OF THIS REPORT:.................................21
     EXHIBITS.................................................................22
     REPORTS ON FORM 8-K......................................................22
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................23
   SIGNATURES.................................................................24
INDEX TO FINANCIAL STATEMENTS..................................................1
EXHIBIT 21.1...................................................................1
EXHIBIT 31.1...................................................................2
EXHIBIT 31.2...................................................................3
EXHIBIT 32.1...................................................................4
EXHIBIT 32.2...................................................................5

                                     PART I

ITEM 1. BUSINESS


     History

         Unless otherwise indicated, or unless the context otherwise requires, all references in this Annual Report to the terms "Company," "Medinex," "we," "our," or "us" shall mean Medinex Systems, Inc., a Delaware corporation, incorporated in 1997, and our two wholly-owned subsidiaries Maxus Holdings, Inc., a corporation incorporated under the laws of the Province of Ontario ("Exchange Co"), and Maxus (Nova Scotia) Company, a Nova Scotia Unlimited Liability Company ("Nova Scotia Co"); and 901133 Alberta Ltd, a corporation incorporated under the laws of the Province of Alberta ("Maxus") and jointly owned by Exchange Co and Medinex, as well as its wholly owned subsidiaries.

         On November 14, 2003, we acquired through a stock exchange transaction (the "Stock Exchange") three Alberta, Canada based companies and one Mexico based company. These companies are: Maxus, Maxus Technology, Inc., Triple-Too Communications, Inc. and Maxus Technology, S. DE R.L. DE C.V. (collectively, "Subsidiaries"). As a result of the Stock Exchange, we issued an aggregate of 15 million shares of our common stock, which number includes 10,267,840 shares issued by Exchange Co ("Exchangeable Shares") that are immediately exchangeable for shares of our common stock on a one for one basis as more particularly discussed below, to the stockholders of Maxus. The 15 million shares of our common stock issued in the Stock Exchange represent approximately 70.74% of our issued and outstanding common stock immediately subsequent to the Stock Exchange. Upon consummation of the Stock Exchange, we assumed the business operations of the Subsidiaries. Through our Subsidiaries, we provide asset maximization by helping clients maximize the use of their telecommunications assets whether through (a) finding buyers for surplus equipment or refurbishing older equipment or (b) electronic waste ("eWaste") recycling, which involves recycling those assets that cannot be sold.

         We had minimal operating activities prior to the Stock Exchange. The Stock Exchange was accounted for as a recapitalization of our company. As a result of the transaction, Maxus, on a consolidated basis with the other Subsidiaries, became the accounting survivor. The acquisition of the Subsidiaries has been accounted for under the purchase method of accounting in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 141.

         Prior to the Stock Exchange, we formed Nova Scotia Co on September 22, 2003, and Exchange Co on November 12, 2003. These two subsidiaries were incorporated to accommodate certain tax considerations in the acquisition of shares from Canadian stockholders of Maxus as a result of the Stock Exchange.

         On November 14, 2003 we, through Nova Scotia Co, issued 4,732,160 shares of common stock and, through Exchange Co, issued 10,267,840 Exchangeable Shares in exchange for all of the outstanding shares of Maxus. We have reserved 10,267,840 shares of common stock for issuance to the holders of Exchangeable Shares. The holders of Exchangeable Shares have equal economic value as stockholders of common stock. Each Exchangeable Share entitles the holder to one vote at meetings of stockholders of Medinex. The holders of the Exchangeable Shares will vote their shares through the voting agent designated in that certain Voting and Exchange Agency Agreement. The vote of the holders of a majority of the issued and outstanding shares of common stock and Exchangeable Shares entitled to vote thereon is sufficient to authorize, affirm, ratify or consent to any action coming before the stockholders, except as otherwise provided by law. Holders of Exchangeable Shares also have conversion rights to convert their shares into the identical number of shares of common stock at any time, and in the event of our liquidation, dissolution or winding-up, whether voluntary or involuntary, the Exchangeable Shares will be redeemed for an equal number of shares of common stock enabling the holders to proportionally share in assets available for distribution after satisfaction of all liabilities and payments of the applicable liquidation preferences.

         Effective November 19, 2003 the sole director of Medinex, Colin Christie, appointed Michele Whatmore as a member of the Board of Directors and subsequently resigned. The reconstituted Board of Directors then elected Michele Whatmore as President, David Smith as Chief Executive Officer, James Ross as Chief Financial Officer and Gary Powers as Chief Operations Officer. The Board of Directors subsequently elected James Ross as Secretary and Charles Whatmore as Vice President of Business Development on January 21, 2004.

         The following chart displays the corporate structure following completion of the Stock Exchange. Medinex owns 100% of the equity of each of its respective direct subsidiaries shown below. Exchange Co owns approximately 48.43% of Maxus. Maxus owns approximately 99% of Maxus Technology, S. DE R.L. DE C.V. and 100% of Triple-Too Communications, Inc. and Maxus Technology, Inc. Maxus Technology, Inc. owns one percent of Maxus Technology, S. DE R.L. DE C.V. Medinex controls all of these entities. Subsequent to the Stock Exchange, on November 25, 2003, we formed another subsidiary, Maxus Technology, Inc., a California corporation, of which Medinex owns 100%.


            -------------MEDINEX SYSTEMS, INC.---------
           |                   |    |                  |
   100%----|                   |    |                  |---100%
           |                   |    |                  |
Maxus (Nova Scotia) Company    |    |                  |
                               |    |           Maxus Holdings, Inc.
                               |    |                  |
                               |    |                  |----48.43%
                               |    |                  |
                               |   51.57% ----- 90113 Alberta Lt.
                               |                       |
            -------------------|                       |
    100%---|                        100%---------------|---------------100%
           |                               |           |               |
  Maxus Technology, Inc.                   |           |               |
                        Triple-Too Communications, Inc.|  Maxus Technology, Inc.
                                                       |                      |
                                                       |                      |
                                                 99%---|                      |
                                                       |                      |
                                     MAXUS Technology, S. DE R.L. DE C.V.-----1%


     Description of Medinex Systems, Inc.

         We commenced operations as a Delaware corporation after acquiring technology developed by our former management on September 26, 1997, and we formerly were known as "Netivation.com, Inc." We historically had been principally engaged in the development, design and marketing of software and websites focused on medical communities. Additionally, we had developed and operated a topic-specific Internet community in the political arena. All of these lines of business have been sold or discontinued.

         On November 27, 2002, we filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the District of Idaho. This allowed us to continue to operate while a plan of reorganization was finalized. On December 1, 2002, a motion was filed with the Court for an emergency sale of our assets to protect their value. The motion was conditionally approved on February 19, 2003. The Court entered an Order Confirming the Debtor's Plan ("Reorganization Plan") on March 6, 2003. Pursuant to the Reorganization Plan, the Bankruptcy Court approved and designated a Phase I sale and a Phase II sale. The Phase I and Phase II sales were conducted on March 26, 2003, and March 27, 2003, respectively. On these dates we sold all of our operating assets and our corporate "shell" in conformity with the plan of bankruptcy.

         After the Stock Exchange, we discontinued our previous business and succeeded to the business of Maxus.

     Business Operations

         Maxus was incorporated on October 12, 2000 under the provisions of the Business Corporations Act of the Province of Alberta, Canada. We are now
principally engaged in distributing new and used telecommunications and information technology equipment and recycling eWaste through our operating subsidiaries Maxus Technology Inc. (formerly Admincomm Warehousing Ltd.) and Triple-Too Communications Inc. These subsidiaries were incorporated in the Province of Alberta on December 7, 1994 and April 19, 1997 respectively.

         We provide electronic asset recovery and eWaste recycling solutions. We offer a worldwide exchange for high quality information technology and telecom equipment, surplus computer systems and cellular technologies. We have an extensive global sourcing network that enables us to secure products that are in demand. We subject equipment to rigorous quality assurance processes before reselling on the electronics aftermarket. We offer low-cost, high-quality alternatives to new products and serve as an eWaste recycling and asset recovery solution. We target Fortune 1000 companies, government agencies, and other large organizations as our customers.

         Our business involves (i) delivering comprehensive asset recovery solutions to our customers, (ii) providing a "one stop" solution to organizations with global operations, (iii) ensuring secure destruction of proprietary data and hardware, (iv) exporting domestically-obsolete products for resale in foreign markets where permitted, (v) expanding into developing markets worldwide, (vi) decreasing the number of vendors that customers need to contract, (vii) providing reliable corporate downsizing services and the cleaning out of company warehouses and (viii) providing global logistics services and solutions.

         We buy and sell surplus telecom and information technology equipment with customers and suppliers located around the world. Our buyer network primarily consists of telephone companies, Internet service providers, OEM's and equipment resellers. We also procure computer and telecom equipment from government, institutional and corporate clients for resale purposes.

         Our business holds a number of advantages over other eWaste management companies. The ability to deliver full service solutions on a global scale enables us to eliminate middlemen, which allows our customers to receive a higher return on investment on their disposition equipment. Our global presence enables us to work with multi-national corporations by servicing their operations worldwide. Through our strategic alliances, we can provide logistics solutions that reduce costs and reduce the amount of vendors contracted. We also use licensed technology and our strategic alliances to provide low cost, high return material recovery processes. We are able to provide true end-to-end recycling solutions. We also maintain an extensive network of customers and suppliers that allow for rapid disposition of inventory, which helps increase our revenue and profits.


         We focus on selling our electronic asset management solutions to large corporations in the following industries:

         o        Contract  manufacturing:  Solectron,  Flextronics,  Solestica,
                  Sanmina;

         o        OEMs:   Dell   Inc.,   Motorola,   Inc.,   Sony   Corporation,
                  International Business Machines Corporation (IBM), Canon Inc.;

         o        Telecommunications:    SBC   Communications    Inc.,   Verizon
                  Communications   Inc.,  Nextel   Communications   Inc.,  Nokia
                  Corporation, Nortel Networks Corporation, Alcatel;

         o        Networking  Equipment  Manufacturers:   Cisco  Systems,  Inc.,
                  Extreme Networks, Inc., Juniper Networks, Inc.;

         o        Leasing Companies: GE Capital, Trammell Crow Company;

         o Internet Companies: Yahoo! Inc., eBay Inc., Amazon.com, Inc., America Online, Inc. (AOL), Earthlink, Inc.; and

         o Banking: Wells Fargo & Company, CitiGroup Inc., Bank of America Corporation, Royal Bank of Canada, CIBC.

         Management believes that the recently announced exclusivity and cooperation with MeWa Recycling Machinen und Anlagenbau GmbH may give us an advantage in the strategic deployment of regional recycling facilities. We recently signed an agreement for exclusive rights to the patented MeWa QZ technology for eWaste processing for the western hemisphere. The patented, low capital and operating cost technology for eWaste processing is not presently available to our competitors in the eWaste processing industry. We plan to use this relationship to develop regional partnerships and/or joint ventures throughout North America.

         Our sales structure consists of two distinct teams. One team's sole focus is procurement while the other focuses on product sales. In addition, we work with industry-experienced individuals who act as agents and who in turn receive commission based compensation. An agent works primarily in a procurement capacity or a as lead-provider for our procurement team.

         Our procurement team currently operates from Calgary, Toronto, Denver, San Jose and Tampa. Our sales team works from Calgary, San Jose and Portland. We also have an agent located in Prague in the Czech Republic. We negotiate purchase and consignment agreements for resale purposes. These transactions can involve a few parts or an entire warehouse. Any material unsuitable for resale is directed to our recycling division.

         From our warehouses in Calgary, Rimbey, Shelby (Montana) and San Jose, we provide "just-in-time" inventory for many of our equipment resellers and our end-user telecom and information technology customers which we service through our in-house sales team. When unable to supply or fill a request, we leverage our network of brokers and other equipment resellers.

         Electronics Asset Management Solutions.

         We provide collection, evaluation and remarketing of excess, damaged or obsolete assets. We capture end-of-life products through developing programs that support return material authorization ("RMA"), warranty return, or excess inventory purging. We deploy asset recovery solutions to various locations around the world. Through remarketing we are able to provide a return to clients on a revenue share basis.

         Product Refurbishing and Remarketing.

         We help clients capture unrealized revenue through the selling and remarketing of end-of-life equipment and components. Material undergoes quality assurance and testing procedures to ensure brand preservation. We currently refurbish products at our Rimbey, Alberta facility and provide less labor intensive remarketing at both our Rimbey, Alberta and Morgan Hill, California facilities. We often sell through independent material brokers and equipment buyers. Refurbished and remarketed products are sold in the after market.


     Effect of the Electronic Waste Recycling Act of 2003 on our Business

         The recently enacted Electronic Waste Recycling Act of 2003 (SB 20) in the State of California set up a "free and convenient" statewide recycling program for Cathode Ray Tubes (CRTs) and other video display devices. The bill requires collection of an eWaste recycling fee at the point of sale of certain products to be distributed to qualified entities to cover the costs of eWaste collection and recycling. The current model of the implementation of SB 20 states: "These qualified entities will receive Recovery and Recycling Payments
(RRPs) in the amount of $0.20/lbs to Recover and $0.28/lbs to Recycle the mandated material." The Company is working to satisfy the requirements necessary to become an Authorized Collector and an Authorized Recycler under SB 20.

         A March 2001 study conducted by the California Integrated Waste Management Board estimates that California households currently have more than 6 million obsolete computer monitors and television sets stockpiled in their homes. A study conducted in 2002 for the National Safety Council projects that more than 10,000 computers and televisions become obsolete in California everyday. SB 20 is a comprehensive and innovative state law that encourages a partnership between the state and product manufacturers, establishes recycling targets and provides for the safe recycling and disposal of eWastes. Management hopes to capture a significant share of the collected material and Recovery and Recycling Payments.

     Research and Development

         We have developed core strategies and technologies that complement the full suite of solutions and services offered by our business. We allocate one percent of our gross revenues to further our research and development efforts. The time spent on research and development during each of the last two fiscal years was not material in comparison to our operations.

         Our current research and development efforts include producing cost effective technology that increases our capacity to process eWaste while reducing our labor costs. We intend to continuously work towards developing and implementing recycling technologies that increase efficiency and maximize our return.

         Our research and development efforts may require additional resources in the future. These resources include the people with the appropriate knowledge and experience and the capital expenditures necessary to accelerate our development process and to integrate with our current services.


     Asset Disposition and eWaste Recycling Solutions

         We provide secure destruction services for proprietary data and hardware. We employ U.S. Department of Defense 5220.22-M compliant standards for erasing data from drives and we provide witnessing for the physical destruction of hardware. All material is either refurbished or recycled in a Maxus-operated facility or by an independent third party. We also offer logistics solutions to better serve clients with excess inventory and system upgrade needs. The service offering includes consignment and storage services, global transport and downsize consulting.


     Cellular Technology Recovery

         Cellular phones are collected through contracts with telecommunications companies. Phones are tested and a portion are sold to wholesale firms for reactivation and use in international markets through our commercial department. Equipment that cannot be refurbished is recycled for their electronic parts, plastic and small amounts of metals at our processing facility in Rimbey, Alberta. The batteries are sorted according to composition and forwarded to an EPA accredited collection and recycling program.


     Industry Overview

         According to the  International  Association of  Electronics  Recyclers
(IAER), in their Electronics Recycling Industry Report for , issued in 2003, there were more than 400 companies in the United States that are considered to be electronics recyclers with a market capitalization of $700 million. Besides competing with other eWaste recyclers, we also compete with electronics equipment brokers, OEM's with internal take-back programs, non profit recycling organizations, scrap dealers and asset management firms.

         The National Safety Council estimated that more than 27 million televisions and 26 million computer monitors would be sold in the United States in calendar 2003. The IAER estimates that nearly 1 billion units of computer equipment will become obsolete between 2003 and 2010. Consumers discard massive amounts of eWaste every year in the form of information technology and telecom equipment, computers, monitors, cable scrap, office equipment, circuit boards, components, computer peripherals and cellular technologies.

         The current economic environment has caused an increasing number of OEM's to explore the idea of outsourcing costly RMA programs. We believe that few recyclers, however, have the infrastructure in place to handle the logistics of such programs. The industry is largely fragmented and primarily comprised of small, regional eWaste collectors with minimal infrastructure, and as such we believe that large companies in the industry are positioning themselves for an industry-wide consolidation.

         We believe that the eWaste recycling and asset remarketing industries are fragmented and reaching the point of making market consolidation imminent. In addition to allowing for economies of scale, we believe that eWaste is transportation sensitive and we need to respond to local requirements of multinational customers by expanding our geographic reach. Regional presence allows for rapid disposition of recycled electronics and reclamation of precious metals, which can be converted to cash. We intend to achieve growth and geographic diversification through a merger and acquisition strategy in an attempt to benefit from a consolidation of the eWaste recycling and asset remarketing industries. At the present time we have not entered into any agreements or reached an understanding to acquire any complementary business.


     Employees

         We have 66 full time employees, of which 21 work in our Rimbey, Alberta office; 27 work in our Calgary, Alberta office; 14 work at our San Jose office and the remaining four employees work at various other locations.


     Indebtedness

         We entered into financial arrangements with the Royal Bank of Canada and with the Business Development Bank of Canada pursuant to which the banks have security interests in our assets. The annual principle and interest payments expected to be paid on all long term indebtedness, including the Royal Bank Operating Line of Credit, which is assumed to remain at its maximum, in each of the next four fiscal years is as follows: year ended November 30, 2004 - $256,514 Cad ($197,136 U.S.); year ended November 30, 2005 - $246,230 Cad
($189,233  U.S.);  year ended November 30, 2006 - $218,717 Cad ($168,089  U.S.);
and year ended November 30, 2007 - $158,822 Cad ($119,307 U.S.). There can be no assurance that we will be able to meet these obligations.

         Conversion from Canadian to U.S. dollars is based on a ratio of 1.3012, as quoted by the Royal Bank of Canada on November 30, 2003.

         Our financial arrangement with the Royal Bank of Canada includes a General Security Agreement, and certain of our officers, directors and stockholders have issued partial guarantees and postponements of claims as follows, in some cases through holding companies owned by such officers, directors and stockholders:

         o 746459 Alberta ltd. (wholly owned by Charles Whatmore, Vice President of Business Development and a stockholder) has guaranteed up to $75,000 Cad ($57,639 U.S.);

         o        Postponement of related party loans by 746459 Alberta ltd.;

         o        775464  Alberta  ltd.  (wholly  owned  by  Michele   Whatmore,
                  President and a stockholder) has guaranteed up to $300,000 Cad ($230,556 U.S.);

         o        Postponement of related party loans by 775464 Alberta ltd.;

         o        Postponement and assignment of claim by Michele Whatmore;

         o        741257   Alberta  ltd.   (wholly   owned  by  Rick  Shrum,   a
                  stockholder) has guaranteed up to $125,000 Cad ($96,065 U.S.);

         o        Postponement  of related  party loans by 741257  Alberta ltd.;
                  and

         o        Postponement of related party loans by 901133 Alberta ltd.

         The Royal Bank of Canada arrangements are as follows:

         o Prime based loans of up to $188,000 Cad. ($144,482 U.S.), bearing interest at the bank's prime rate plus 1.0% for purchase of software;

         o Operating line of credit of $600,000 Cad. ($461,113 U.S.), bearing interest at the U.S. business rate plus 1%;

         o Foreign Exchange line of $40,000 Cad. ($30,741 U.S.) to facilitate forward contracts and spot transactions; and

         o        Up to $95,000 Cad ($73,010 U.S.) in lease financing.

         Our financial arrangement with the Business Development Bank of Canada includes a General Security Agreement, and the loans are the joint and several obligation of 775464 Alberta Ltd. Certain of our officers, directors and stockholders have issued personal guarantees as follows:

         o        Personal   guarantee  of  Michele  Whatmore  for  25%  of  the
                  outstanding loans; and

         o        Personal   guarantee  of  Charles  Whatmore  for  25%  of  the
                  outstanding loans.

         The Business Development Bank of Canada arrangements are as follows:

         o        Business  Development  Bank of Canada loan with  $365,699 U.S.
                  outstanding at November 30, 2003, bearing interest at bank base (currently 6.5%) plus 0.75% per annum with monthly payments of $2,100 U.S. and final payment of $1,502 plus interest, due March 15, 2018, secured by first mortgage on the land and buildings we own in Rimbey, Alberta and by a General Security Agreement provided by Maxus providing first security interest in all present and after acquired personal property.

         o Business Development Bank of Canada equipment loan, with $168,116 U.S.) outstanding at November 30, 2003, bearing interest at bank base (currently 6.5%) plus 1.75% per annum with monthly payments of $3,200 U.S. plus interest, until March 15, 2008, secured by a General Security Agreement provided by our company providing a security interest in all present and after-acquired personal property, subject only to existing personal property registrations and with a first specific charge on the equipment being purchased with this financing.

         o        Business  Development  Bank of Canada loan,  with $37,503 U.S.
                  outstanding at November 30, 2003, bearing interest at bank base (currently 6.5%) prime plus 1.75% per annum with monthly payments of $600 U.S. plus interest, until March 15, 2008, secured by a General Security Agreement provided by our company providing a security interest in all present and after-acquired personal property, subject only to existing personal property registrations and with a first specific charge on the equipment being purchased with this financing.


     Related Corporations

         The principal stockholders and key officers have periodically made advances to us and our subsidiaries in the form of short term loans through their wholly owned holding companies, with no set repayment terms. In addition, we declared dividends and bonuses to the holding companies, but they were not entirely paid. The amounts due to related corporations are non-interest bearing, having no specific repayment terms and are not expected to be repaid prior to December 1, 2004. The fair value of the loan has been estimated by discounting future cash flows using an estimated rate of 6% per annum. The fair value of the amounts is $687,000. The following table shows the balance we owe to each of the holding companies as of November 30, 2003 and the net amounts advanced or bonuses and dividends not paid over the last 24 months.


                                                                    Total Net Advanced to Maxus/
                                               Balance at                 Not Paid Since
Stockholder                                November 30, 2003 (1)         January 1, 2001
-----------                                -----------------             ---------------
775464 Alberta Ltd. (Michele Whatmore)        $458,447 Cad                $273,044.Cad
                                             ($344,386 U.S.)             ($205,111 U.S.)
741257 Alberta Ltd.  (Rick Shrum)            $34,030.50 Cad              $34,030.50 Cad
                                             ($25,563 U.S.)              ($25,563 U.S.)
746459 Alberta Ltd. (Charles                  $392,697 Cad               $394,088.57 Cad
Whatmore)                                   ($294,995 U.S.)              ($296,040 U.S.)
Balances                                      $885,175 Cad                $701,163 Cad
                                            ($664,945 U.S.)              ($526,715 U.S.)
------------------------------------------------
(1) Includes  amounts  advanced and dividends and bonuses  declared but not paid before 2001.


RISK FACTORS

         An investment in our common stock involves a high degree of risk. You should consider carefully the following risks and other information in this Annual Report, including our financial statements and related notes, before you decide to purchase shares of our common stock. If any of these risks actually occur, our business, financial condition and results of operations could be adversely affected. As a result, the trading price of our common stock could decline, perhaps significantly, and you could lose part or all of your investment.


     Difficulty in Maintaining Profitability

         We have approximately ten years experience in our present business operations, and during the majority of those periods we reported profitable operations. We did not report a profit for the fiscal year ended November 30, 2002. If are unable to achieve and maintain profitability, our business condition could be adversely affected.


     Competition

         The market for our strategic solutions is characterized by rapidly changing technology, evolving industry standards; changing customer needs and frequent changes in technology. Our future success will depend on our ability to enhance our current solutions, develop new solutions and services that meet changing customer needs, advertise and market our solutions and respond to emerging industry standards and other technological changes on a timely and cost effective basis. There can be no assurance that we will be successful in developing new solutions or enhancing our existing service offerings on a timely basis or that such new enhancements will achieve market acceptance. If we fail to anticipate or respond adequately to changes in technology and customer preferences or if any significant delays occur in the development or introduction of new solutions, these events could have a material adverse affect on our business, financial condition and results of operation.


     Sales Cycle and Market Conditions

         Other factors, many of which are beyond our control, may contribute to fluctuations in quarterly operating results, including the timing of product introductions or enhancements from product manufacturers, our suppliers and our competitors, competition and pricing in the sales of aftermarket electronic products and asset management solutions, market acceptance of new solutions, reduction in demand for existing solutions, solution quality problems, personnel changes, and general economic conditions.

         The sales cycle for our products typically ranges from one to 100 weeks. However, signing of new customers may be delayed for a number of reasons outside of our control. Since our services are generally sent when orders are received, we have historically operated without significant backlog. In addition, we currently intend to increase operating expenses in anticipation of continued growth and to fund expanded product development efforts. To the extent such expenses come before, or are not subsequently followed by, increased revenues, our business, financial condition and results of operations could be materially and adversely affected.


     Product and Market Concentration

         Our revenues are currently derived from sales of solutions along with all supporting services and the sale of aftermarket electronics products and recycled materials.

         In the near term, our solutions and related support services are expected to continue to account for substantially all of our revenues. Any event that adversely affects the sale of products or services, a change in the competitions' solutions strategies, significant quality problems, negative publicity or evaluation, reduced market acceptance or obsolescence of our solutions, or changes in environments in which we operate could have a material adverse effect on our business, financial condition and results of operations.

         Our business depends substantially upon the capital expenditures relating to technology of small, midsize and large companies and organizations. A recession or other adverse event affecting the marketplace for technology spending in the United States and Canada could impact such demand, forcing the companies in our target market to curtail or postpone such expenditures. Any adverse change in the amount or timing of electronic surplus expenditures by our target customers could have a material adverse effect on our business, financial condition and results of operations.


     Environmental

         At times we engage in waste disposal activities for our clients. When such activity is undertaken, we are subject to various environmental laws and regulations. Our failure to comply with applicable environmental laws could have a material adverse effect on our business, financial condition and results of operation.


     Dependence on Key Personnel

         Our  success  depends  to a  significant  extent  upon a number  of key employees and members of our senior management, namely Michele Whatmore and David Smith. The loss of service of one or more of these key employees could have a materially adverse affect. We believe that our future success is highly reliant upon recruiting exceptionally skilled technical, managerial and marketing personnel. Competition for such personnel is intense. There can be no assurance that we will be successful in attracting and retaining the personnel we require.


     Failure to Achieve Growth

         We believe that the eWaste recycling and asset remarketing industries are fragmented and reaching the point of critical mass where market consolidation is imminent. In addition to allowing for economies of scale, we believe that eWaste is transportation sensitive, and we need to respond to local requirements of multinational customers by expanding our geographic reach. If we are unsuccessful in achieving sufficient growth and geographic expansion, or if our competitors achieve these goals more quickly or more efficiently, our ability to compete will likely be significantly compromised. We propose to achieve growth through acquisitions.


     Risks Associated with Acquisitions

         As part of our business strategy, we expect to review acquisition prospects that complement our existing product offerings, augment market coverage or enhance technological capabilities that may otherwise present growth opportunities to our competitors. Acquisitions could result in potentially diluting issuances, equity securities, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect operating results and/or the price of our common stock. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention from other business concerns, risks of entering markets in which we have no or limited prior experience and potential loss of key employees of acquired organizations. No assurance can be given as to our ability to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and the failure to do so could have an adverse effect on our business, financial condition and results of operations.

     Limited Working Capital; Need for Additional Financing

         We expect to require additional funding in the near term to fund our plans for expansion and our existing operations. We are not currently generating profits and need cash for administrative expenses, payment on our debts and our proposed acquisition program. There can be no assurances that any additional financing will be available to us on acceptable terms, if at all. The inability to obtain financing could have a material adverse effect on our operating results, and as a result we could be required to significantly reduce our operations, seek a merger partner or sell additional securities on terms that may be disadvantageous to stockholders.


     Uncertainty of the Market Conditions

         We participate in an immature marketplace, electronics recycling, which is susceptible to the risks of market change, new competition and other currently unforeseen factors.


     The liquidity of our common stock is affected by its limited trading ability.

         Shares of our common stock are traded on the OTC Bulletin Board under the symbol "MNXS". There is currently no broadly followed established trading market for our common stock. An "established trading market" may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of our shares. The trading volume of our common stock historically has been limited and sporadic. As a result of this trading inactivity and the exchange, the quoted price for our common stock on the OTC Bulletin Board is not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of, or obtain accurate quotations as to the market value of our common stock, and the market value of our common stock would likely decline.


     Our common stock may be subject to regulations prescribed by the Securities and Exchange Commission relating to "penny stock."

         The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price (as defined in such regulations) of less than $5.00 per share, subject to certain exceptions. If our common stock meets the definition of a penny stock, it will be subjected to these regulations, which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, which generally include institutions with assets in excess of $5,000,000 and individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 (individually) or $300,000 (jointly with their spouse).


     Our common stock will likely be subject to substantial price and volume fluctuations.

         The market price of our common stock has been volatile and could fluctuate widely in response to several factors, some of which are beyond our control, including:

         o        our quarterly operating results;

         o        additions or departures of key personnel;

         o        changes  in  the  business,   earnings   estimates  or  market
                  perceptions of our competitors;

         o        the introduction of facilities;

         o future sales of our common stock by us or other selling stockholders;

         o        changes in general market or economic conditions;

         o        announcements of legislative or regulatory change; and

         o potentially significant downward selling pressure on the stock price during the first years as certain current and new stockholders seek to liquidate a portion or all of their holdings for various reasons subject to certain lock-up provisions where applicable.

         The stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies, including companies in our industry. The changes often appear to occur without regard to specific operating performance. In addition, there has been a limited public market for our common stock. We cannot predict the extent to which investor interest in us will be maintained. Such interest is necessary for an active, liquid trading market for our common stock. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors. The price and trading volumes of our common stock may fluctuate widely due to the limited public market for our stock.


     A significant number of our shares are eligible for sale and their sale could depress the market price of our stock.

         Sales of a significant number of shares of our common stock in the public market following the merger and related transactions could harm the market price of our common stock. Moreover, as additional shares of our common stock become available for resale in the public market pursuant to the registration of the sale of the shares, and otherwise, our common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for the shares of common stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to the greater of one percent of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years.


     After giving effect to the Stock Exchange, certain of our principal stockholders will continue to have significant voting power and may take actions that may not be in the best interest of other stockholders.

         Certain of our officers, directors and principal stockholders continue to control a significant percentage of our outstanding common stock. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.


     We do not anticipate paying dividends in the foreseeable future, and the lack of dividends may have a negative effect on the stock price.

         We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.


ITEM 2. PROPERTIES

         We recently acquired a facility in Morgan Hill, California that serves as our corporate headquarters. We acquired such lease on December 1, 2003 by way of assignment from RecycleNation, Inc. David Smith, our Chief Executive Officer, also served as President and director of RecycleNation, Inc. until November 2003. The Morgan Hill facility houses executive and administrative offices, material collection and sorting, refurbishing and component retrieval services. We lease 13,939 square feet pursuant to a lease expiring on June 30, 2005 with current monthly payments of $9,751 U.S.

         We lease 11,943 square feet of office and warehouse space in Calgary pursuant to a lease expiring January 31, 2009 with current monthly payments of $7,215 Cad ($5,478 U.S.) that increases to $7,962 Cad ($6,046 U.S.) per month over the term of the lease. This facility is used for administration and to warehouse consignment inventory.

         We own 22,493 square feet of office and warehouse space and an additional 14,000 square ft of warehouse situated on 5.43 acres in Rimbey, Alberta. This office has a book value of $219,034 and is subject to a mortgage with the Business Development Bank of Canada. See "Indebtedness" above for more information. This facility is used for electronics recycling operations.

         We believe our facilities are suitable and adequate for our current business activities. In management's opinion, the facilities are adequately covered by insurance. Presently we are adding equipment to the recycling facility for which we are raising money through a capital equipment loan and private placements. The estimated cost of this improvement is $1.2 million. See "Business Operations" and "Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operations" for more information.


ITEM 3. LEGAL PROCEEDINGS

         As of the date of this Annual Report on Form 10-KSB, there is no material proceeding as to which any of our directors, officers, affiliates or stockholders is a party adverse to our company.

         On September 10, 2003, Tel-o-FAX GmbH filed a claim in the amount of $385,000 against Maxus Technology, Inc. in the Court of Queen's Bench of
Alberta, Canada. The plaintiff claims breach of contract on delivering more goods than required and failing to supply a key component of the goods and seeks monetary damages. We have not received any documentation or discovery relating to the case as of yet, and we are therefore unable to assess the merits of the claim. We believe the claim to be without merit based on the information we have and accordingly have made no provision in the accounts or in these financial statements with respect to this matter.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         No matters were submitted to a vote of the holders of our common stock during the fourth quarter of the fiscal year ended November 30, 2003.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

         Shares of our common stock are traded on the OTC Bulletin Board under the symbol "MNXS". There is currently no broadly followed established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders.

         Holders. As of February 27, 2004 we had approximately 195 stockholders of common stock of record, and our common stock had a closing bid price of $1.18 per share and a closing ask price of $1.18 per share.

         The following table sets forth the quarterly average high and low bid prices per share for the common stock for the past two years:

Fiscal Year Ended                   Common Stock
November 30, 2002                ------------------
                                  High         Low
                                 ------      ------
First Quarter                    $38.83      $33.15
Second Quarter                   $26.94      $24.03
Third Quarter                    $18.05      $14.92
Fourth Quarter                   $13.59      $11.56

Fiscal Year Ended                   Common Stock
November 30, 2003                ------------------
                                  High         Low
                                 ------      ------
First Quarter                    $2.80        $2.62
Second Quarter                   $1.13        $1.06
Third Quarter                    $1.19        $1.13
Fourth Quarter                   $3.11        $2.96

First Quarter -- 2004
(through February 29,
2004)                            $1.17        $1.15

         The source for the high and low closing bids quotations is www.finance.yahoo.com and does not reflect inter-dealer prices. Such quotations are without retail mark-ups, mark-downs or commissions, and may not represent actual transactions and have not been adjusted for stock dividends or splits.

         Dividends. We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

         Recent Sales of Unregistered Securities. Each issuance set forth below was made in reliance upon the exemptions from registration requirements of the Securities Act of 1933, as amended, contained in Section 4(2) on the basis that such transactions did not involve a public offering or Section 3(7) on the basis that such securities were issued by a receiver or by a trustee or debtor in possession in a case under title 11 of the United States Code and approved by the court. When appropriate, we determined that the purchasers of securities described below were sophisticated investors who had the financial ability to assume the risk of their investment in our securities and acquired such securities for their own account and not with a view to any distribution thereof to the public. Where required by applicable law, the certificates evidencing the securities bear legends stating that the securities are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

         Pursuant to the plan of bankruptcy, we issued 6,000,000 shares of our common stock (the "1145 Shares"), which, under Section 1145(a) of the of the United States Bankruptcy Code, were exempt from the registration requirements of
Section 5 of the Securities Act of 1933, and an additional 25,000,000 restricted shares of our common stock. The 1145 Shares were issued on November 14, 2003. The party entitled to receive the restricted shares waived its right to receive such shares in consideration for a cash payment, and said shares remain authorized and available for issuance.

         In November 2003, we issued a total of 456,998 shares of our common stock, at a purchase price of $0.65 per share, to the following persons:

                 NAME           SHARES            PRICE              AMOUNT
         ----------------- ---------------- ------------------ -----------------
         Ted Moorhead               38,461            $ 0.65         $25,000.00
         Dave Bamber                29,000              0.65          18,850.00
         Jim Bannister             118,461              0.65          77,000.00
         Phil Sprung                38,461              0.65          25,000.00
         Gilbert Boddez             38,769              0.65          25,200.00
         Anthony Johnson            40,000              0.65          26,000.00
         Janlink Limited           153,846              0.65         100,000.00
         Total                     456,997                          $297,050.00



ITEM 6. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION OR PLAN OF
        OPERATIONS


     Results from Operations

                                           For the Twelve                             For the Twelve
                                               Month                                       Month
                                            Period Ended                               Period Ended
                                              11/30/03                                   11/30/02
                                                 $               % of Revenue                $              % of Revenue
                                                 -            ------------------             -              ------------
Revenue                                           3,583,124                 100%              3,275,954                100%

Cost of Goods Sold                                2,329,501                  65%              2,351,304                 72%
                                          -----------------   ------------------     ------------------   -----------------
Gross Profit                                      1,253,623                  35%                924,650                 28%
                                          -----------------   ------------------     ------------------   -----------------

Operating Expenses
 General and Administrative                       1,829,142                  51%              1,115,415                 34%
 Interest and Bank Charges                           69,240                   2%                 12,327                  0%
 Amortization                                       168,314                   5%                 45,476                  1%
                                          -----------------   ------------------     ------------------   -----------------
      Total Operating Expenses                    2,066,696                  58%              1,173,218                 36%
                                          -----------------   ------------------     ------------------   -----------------
                                          -----------------   ------------------     ------------------   -----------------
      Operating income (loss)                      (813,073)                (23%)              (248,568)                (8%)
                                          -----------------   ------------------     ------------------   -----------------

Other Income                                           7527                 0.2%                  12602                0.4%
Gain on disposal of property and equipment                0                 0.0%                    297                0.0%
Interest Income                                         364                 0.0%                   7652                0.2%
                                          -----------------   ------------------     ------------------   -----------------
                                                       7891                 0.2%                  20551                0.6%
                                          -----------------   ------------------     ------------------   -----------------
                                          -----------------   ------------------     ------------------   -----------------
Loss Before Income Taxes                           (805,182)                (22%)              (228,017)                (7%)
                                          -----------------   ------------------     ------------------   -----------------
Income Taxes                                              0                                       9,386
                                          -----------------   ------------------     ------------------   -----------------
Net income (loss)                                  (805,182)                (22%)              (237,403)                (7%)
                                          -----------------   ------------------     ------------------   -----------------


     Company Overview

         We operate under four significant business units: Consignment Sales, Broker Sales, Equipment Resale, and Other Sales.

         Consignment Sales. Consignment sales generally involve contracts that result in end of life and surplus equipment being delivered to on consignment for potential sale. If the equipment is sold, revenues from the sale are divided between us and the client as agreed. If the equipment is not sold by a pre determined date, the client will often contract with us to recycle the equipment in our recycling division. In the twelve month period ended November 30, 2003, we reported gross revenues of $465,806 from consignment sales.

         Our consignment contract backlog consists of existing contracts with Xerox Corporation, Telus Communications, Sasktel, Aviza Technology Inc., Devon Energy, Talisman Energy, and Waste Management.

         Broker Sales. Broker sales involve transactions whereby equipment is procured and sold in one transaction. We act as a broker by matching a seller and purchaser of equipment. The equipment is shipped directly to the buyer from the seller. In the twelve month period ended November 30, 2003 we recorded revenues of $1,576,575 in this unit.

         Equipment Resale. Equipment resale represents sales of equipment stored at our warehouse. This equipment may include written off inventory or equipment bought for later resale. This normally would include parts for different types of computer and telecom equipment. In the twelve month period ended November 30, 2003 we recorded revenues of $537,469 in this unit.

         Other Sales. Other sales primarily consist of revenue generated from recycling revenue. We established a facility for the tear down and dismantling of electronic eWaste including computers, telephones, cell phones, printers, and photocopiers. Revenue is generated from circuit board teardown, re-sales of metals, sales of parts and certified destruction. In the twelve month period ended November 30, 2003 we recorded revenues of $1,003,274 in this unit.

         Our growth strategy is to continue to pursue longer term consignment contracts with large companies that provide recurring, multiple-year revenues with attractive gross profit margins; expand our recycling division to take advantage of proposed government legislation and increased environmental sensitivity of large corporations; and increase the amount of revenue generated through broker sales and equipment resale.

         The table below shows a comparison of our sales figures for the twelve month periods ended November 30, 2003 and November 30, 2002, respectively, for each of our business units:

    Sales Type             2003      % of Revenue        2002       % of Revenue
    ----------             ----      ------------        ----       ------------
Consignment Sales        $465,806        13%           $458,634         14%
   Broker Sales        $1,576,575        44%        $ 2,031,091         62%
 Equipment Resale        $537,469        15%           $393,114         12%
   Other Sales         $1,003,274        28%           $393,115         12%
      Total            $3,583,124       100%         $3,275,954        100%


         Comparison of twelve month period ended November 30, 2003 to twelve month period ended November 30, 2002.

         Revenues.  Our total  revenue was  $3,583,124  and  $3,275,954  for the
twelve  month   periods   ended   November  30,  2003  and  November  30,  2002,
respectively.

         Gross Profit. Our gross profit totaled $1,253,623 and $924,650 for the twelve month periods ended November 30, 2003 and November 30, 2002, respectively. For the twelve month period ended November 30, 2003, our gross profit margin of thirty five percent (35%) represented an increase of seven percent (7%) or $328,973 from the twelve month period ended November 30, 2002. This increase reflects the continuing shift into recycling and consignment contracts. Consignment sales provide higher margins by providing us with exclusive rights to equipment. Exclusivity allows us more time to find more competitive buyers generally resulting in a higher sales price.

         On February 9, 2004 we entered into an agreement with MeWa Recycling Machinen und Anlagenbau GmbH that grants us exclusive rights to the MeWa recycling technology in North and South America. We believe this technology will reduce our labor costs, while increasing our volume. This technology may also allow for the reduction in logistics cost. For the above mentioned reasons we believe the utilization of this technology may result in an increase in our margins.

         General and Administrative ("G&A") Expenses. Our G&A expenses totaled $1,829,142 and $1,115,415 for the twelve month periods ended November 30, 2003 and November 30, 2002, respectively. For the twelve month period ended November 30, 2003, G&A expenses accounted for approximately fifty one percent (51%) of total revenue, up seventeen percent (17%) or $713,727 from the twelve month period ended November 30, 2002. This increase in G&A was caused primarily by (i) increased compensation and benefits of $535,136 associated with increased corporate headcount from 21 to 70 employees primarily related to the establishment of a recycling facility in Alberta; (ii) increased legal and outside professional costs of $257,252 primarily associated with the cost of going public,; and (iii) higher travel costs of $40,269 associated with our sales and marketing programs.

         Interest and Bank Charges. Our interest and bank charges totaled $69,240 and $12,327 for the twelve month periods ended November 30, 2003 and November 30, 2002, respectively. For the twelve month period ended November 30, 2003, interest and bank charges accounted for approximately two percent (2%) of total revenue, up 1.7% or $56,913 from the twelve month period ended November 30, 2002. The increase was caused primarily from increased financing costs associated with building and equipment from our recycling facility located in Alberta.

         Depreciation and Amortization. Our depreciation expense amounted to $168,314 and $45,476 for the twelve month periods ended November 30, 2003 and November 30, 2002, respectively. For the twelve month period ended November 30, 2003, depreciation expense accounted for five percent (5%) of total revenue, up four percent (4%) or $122,838 from the twelve month period ended November 30, 2002. This increase is the result of increased purchases of real property and equipment for the Alberta recycling facility.

         Operating Income (Loss). We had an operating loss of $813,073 or twenty three percent (23%) of revenue for the twelve month period ended November 30, 2003, as compared with an operating loss $248,568 or eight percent (8%) of revenue for the twelve month period ended November 30, 2002. The operating loss for the twelve month period ended November 30, 2003 increased $564,505 from the prior period and was attributable principally to costs associated with an increase in the number of employees, increased professional fees and increased interest costs and amortization costs associated with our recycling facility.


     Liquidity and Capital Resources

         Our Consolidated Statements of Cash Flows detail the cash flows from operating, investing and financing activities. Primary sources of funding for our operations and growth have been cash generated from current operations, proceeds from the issuance of common stock, short term loans and advances from related parties, proceeds from long term debt to supplement the purchase of capital equipment and the increase in our operating line of credit. As of November 30, 2003, we had cash and cash equivalents of $116,759 versus $47,417 at November 30, 2002. Our cash increased by $69,342.

         Cash Flows from Operating Activities. Our net cash used in operating activities was $518,323 for the twelve month period ended November 30, 2003. This reflects a loss of $805,182, amortization of $168,314 and decrease in working capital of $118,545.

         As compared to fiscal 2003, our net cash used in operating activities was $633,422 for the twelve month period ended November 30, 2002. Our net loss was $237,403, amortization was $45,476 and increased working capital needs required cash of $441,186.

         Cash Used in Investing Activities. Our net cash used in investing activities for the twelve month period November 30, 2003 was $362,605 and resulted principally from purchases of capital equipment related to the Alberta recycling facility and purchase of software for a management information system.


         For the twelve month period ended November 30, 2002, our net cash used in investing activities was $658,070, which was primarily related to the acquisition of real property and capital equipment for the Alberta recycling facility.

         Cash Provided by Financing Activities. For the twelve month period ended November 30, 2003, we generated $957,527 from financing activities. The financing activities included (i) $331,091 from placements of equity; (ii)
$98,745 resulting from advances from stockholders; (iii) $225,702 in proceeds from long term debt and (iv) $311,808 resulting from an increase in our operating line of credit.

         For the twelve month period ended November 30, 2002, our net cash generated from financing activities totaled $1,128,355 and resulted principally from advances from principal stockholders of $444,362 and advances of long term debt of $424,362.

         Subsequent to the year end we raised $427,050 through share issuances and $508,000 in short term loans.

         Credit Facilities. We have an operating line of credit of up to $457,721 with the Royal Bank of Canada . Under the terms of this facility, the Royal Bank of Canada will lend up to seventy five percent (75%) of our accounts receivable up to the limit. Interest on this facility is calculated at the prevailing bank prime rate plus 1.0% on the average daily balance of the line of credit. The facility is secured by a general security agreement pursuant to which receivables and general assets are pledged as collateral and by personal guarantees of our management.

         Long Term Debt. We have four long-term debt facilities. The first three are from the Business  Development Bank of Canada.  The first facility is a loan against the building at the Rimbey  facility  with  $365,699  outstanding  as of
November  30,  2003.  The second  facility  is a loan in the amount of  $168,116 against  capital  equipment.  The third  facility is a working  capital  loan of
$37,503.  As at  November  30,  2003  Maxus  Technology  Inc.,  a  wholly  owned subsidiary,  was not in compliance with a financial  covenant under the terms of the Royal Bank of Canada borrowing agreement.  The Royal Bank of Canada issued a waiver  regarding  this breach up to March 10, 2004 at which time the subsidiary had remedied the breach.

         We also received a loan from the Royal Bank of Canada for the purchase of software. As of November 30, 2003 the outstanding balance was for $137,732.


         The following table summarizes our contractual cash obligations at November 30, 2003 and the effect these obligations are expected to have on our liquidity and cash flow in future periods:


Principal Payments Due by Period (in dollars)
---------------------------------------------------------------------------------------
Contractual Cash                       Less than                                After
Obligations                 Total        2004         2005         2006         2007+
---------------------------------------------------------------------------------------
Line of Credit           $  450,312
---------------------------------------------------------------------------------------
Long Term Debt              776,315   $  138,850   $  140,543   $  127,688   $  389,234
---------------------------------------------------------------------------------------
Total Contractual Cash    1,226,627      138,850      140,543      127,688      389,234
---------------------------------------------------------------------------------------

         Capital Expenditure Requirements. We entered into an agreement to acquire capital equipment for recycling from MeWa Recycling Machinen und
Anlagenbau GmbH for 720,000 Euros (US $906,000). This equipment will be delivered in July and we are presently raising funds through both capital equipment financing and private placements. This equipment will be portable and initially located at our Rimbey, Alberta facility. Depending on demand it may be relocated to either Toronto or California. We may commit to additional equipment in 2004 as demand for recycling services increase.

         Research and Development

         We are currently developing in-house software that acts as an intelligent email search/matching system that matches buyers with sellers. We have currently committed approximately $50,000 U.S. per year to this initiative.

     Use of Estimates and Certain Significant Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Forward Looking Statements

         Some of the statements under "Business" and elsewhere in this Annual Report on Form 10-KSB constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.

         Such factors include, among other things, those described in this Annual Report on Form 10-KSB. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-KSB.

ITEM 7. FINANCIAL STATEMENTS

         Reference is made to page F-1 herein for the Index to the Consolidated Financial Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective November 19, 2003, our Board of Directors approved the replacement of Williams & Webster, P.S. ("W&W') as our independent auditor for the fiscal year ending November 30, 2003, with Schwartz Levitsky Feldman LLP. W&W was terminated effective November 19, 2003. The reports of W&W on our consolidated financial statements for the year ended December 31, 2002, for which W&W's Independent Auditors' Report was dated April 14, 2003, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, other than the ability to continue as a going concern, or audit scope.

         There were no disagreements with W&W during the period of its appointment as independent auditor through the date of its termination on any matter of accounting principals or practices, financial statement disclosure or auditing scope or procedure. Additionally, there were no other reportable matters, as defined in Item 304(a)(1)(iv) of Regulation S-B, during that period of time.


ITEM 8A. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Such controls and procedures, by their nature, can provide only reasonable assurance regarding management's control objectives.

         We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of November 30, 2003. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports.

         While we believe that our existing disclosure controls and procedures have been effective to accomplish their objectives, we intend to continue to examine, refine and formulize our disclosure controls and procedures and to monitor ongoing developments in this area.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE  OFFICERS OF THE  REGISTRANT;  COMPLIANCE  WITH
         SECTION 16(A) OF THE EXCHANGE ACT

         The information called for by Item 9 with respect to identification of our directors will be included under the captions "Proposal 1: Election of Directors," "Executive Officers and Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the proxy statement for our 2004 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or before March 11, 2004 (the "2004 Proxy Statement"), and is incorporated by reference herein.


     Code of Ethics

         The information called for by Item 9 with respect to our Code of Ethics will be contained in the 2004 Proxy Statement under the caption "Code of Ethics" and is incorporated by reference herein.


ITEM 10. EXECUTIVE COMPENSATION

         The information called for by Item 10 will be contained in the 2004 Proxy Statement under the captions "Executive Officers and Compensation, " "Option Grants in Last Fiscal Year" and "Option Exercises and Holdings in Last Fiscal Year," and is incorporated by reference herein.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by Item 11 will be contained in the 2004 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated by reference herein.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The  information  called for by Item 12 will be  contained  in the 2004
Proxy  Statement   under  the  caption   "Certain   Relationships   and  Related
Transactions" and is incorporated by reference herein.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

   Statements filed as part of this Report:


         1. Consolidated Financial Statements


See "Index to Consolidated Financial Statements" on page F-1 of this Report.

     Exhibits

         The  following  documents  are  filed  as  exhibits  herewith,   unless
otherwise specified, and are incorporated herein by this reference:

         Exhibit
         Number         Description of Exhibit
         ------------   --------------------------------------------------------
          2.1           Canadian  Share  Exchange  Agreement  dated November 14,
                        2003, among the Registrant, Maxus (Nova Scotia) Company,
                        Maxus Holdings, Inc., 901133 Alberta Ltd., and Medallion
                        Capital Corporation as attorney and agent for the stockholders of 901133 Alberta Ltd. (schedules and exhibits omitted). (2)

         2.2 Voting and Exchange Agency Agreement dated November 14, 2003, among the Registrant, Maxus Holdings, Inc., and Medallion Capital Corporation (schedules and exhibits
                        omitted).   (2)

         3.1 Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware.
                        (1)

         3.2            Bylaws of the Registrant. (1)

         16.1           Letter of Williams & Webster,  P.S.,  dated November 18,
                        2003. (2)

         21.1           Subsidiaries of the Registrant. *

         31.1 Statement of Chief Executive Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.*

         31.2 Statement of Chief Financial Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.*

         32.1 Statement of Chief Executive Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.*

         32.2           Statement   Financial  Officer  Furnished   Pursuant  To
                        Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C.
                        Section 1350.*
-----------------
*        Filed herewith.

(1) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 as filed on March 17, 1999 with the Commission, which is incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K as filed on November 20, 2003 with the Commission, which is incorporated herein by reference.


     Reports on Form 8-K


         We filed a Current Report on Form 8-K with the SEC on November 20, 2003 reporting, (i) the change in control of our company; (ii) change in our certifying accountant and (iii) Financial Statements and Exhibits filed as part of the Current Report.


         We filed a Current Report on Form 8-K/A with the SEC on January 23, 2004 to include Pro Forma Financial Information for the previously filed Form 8-K referenced above.


         There were no other reports on Form 8-K filed with the SEC during the last quarter of fiscal year ended November 30, 2003.

ITEM 14. Principal Accountant Fees and Services

         The response to this Item will be contained in the 2004 Proxy Statement under the caption "Relationship with Independent Auditors" and is incorporated by reference herein.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   Medinex Systems, Inc.

Dated:  March 11, 2004                             By: /s/ Michele Whatmore
                                                      --------------------------
                                                      Michele Whatmore
                                                      President




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  March 11, 2004                             By: /s/ Michele Whatmore
                                                      --------------------------
                                                      Michele Whatmore
                                                      President
                                                      Director


Dated:  March 11, 2004                             By: /s/ David Smith
                                                      --------------------------
                                                      David Smith
                                                      Chief Executive Officer


Dated:  March 11, 2004                             By: /s/ James Ross
                                                      --------------------------
                                                      James Ross
                                                      Chief Financial Officer

                              MEDINEX SYSTEMS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF NOVEMBER 30, 2003 AND 2002

                  Together With Report of Independent Auditors

                        (Amounts expressed in US Dollars)

                                TABLE OF CONTENTS

Report of Independent Auditors                                                 1
Consolidated Balance Sheets as of November 30, 2003 and 2002               2 - 3
Consolidated Statements of Operations for the years ended
     November 30, 2003 and 2002                                                4
Consolidated Statements of Cash Flows for the years ended November 30,
     2003 and 2002
Consolidated Statements of Changes in Stockholders' Deficiency for the
     years ended November 30, 2003 and 2002                                    6
Notes to Consolidated Financial Statements                                7 - 23

Schwartz Levitsky Feldman lip
CHARTERED ACCOUNTANTS
TORONTO, MONTREAL, OTTAWA


                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Medinex Systems, Inc.

We have audited the consolidated balance sheets of Medinex Systems, Inc. (incorporated in Delaware) as of November 30, 2003 and 2002 and the consolidated statements of operations, cash flows and changes in stockholders' deficiency for each of the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of November 30, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

                                                 "SCHWARTZ LEVITSKY FELDMAN LLP"
Toronto, Ontario
January 16, 2004, except for
      note 9(a) which is as of March 10, 2004              Chartered Accountants














1167 Caledonia Road
Toronto, Ontario M6A 2X1
Fax: 416 785 5663
Tel: 416 785 5353

MEDINEX SYSTEMS, INC.
Consolidated Balance Sheets
As of November 30, 2003 and 2002
(Amounts expressed in US Dollars)
                                                              2003         2002

                                     ASSETS
                                                                $           $
CURRENT ASSETS

           Cash                                              116,759      47,417
           Marketable and other securities                       970         805
           Accounts receivable (note 3)                      420,477     420,600
           Income tax recoverable                             17,959      22,734
           Inventory (note 4)                                 74,703       9,592
           Prepaid expenses                                   12,078      19,292
                                                           ---------   ---------

                                                             642,946     520,440
LOAN RECEIVABLE (note 5)                                      10,744
                                                                       ---------

PROPERTY, PLANT AND EQUIPMENT (note 6)                     1,025,674     674,922
                                                           ---------   ---------






                                                           1,679,364   1,195,362
                                                           =========   =========










The accompanying notes are an integral part of these consolidated financial statements.


MEDINEX SYSTEMS, INC.
Consolidated Balance Sheets
As of November 30, 2003 and 2002
(Amounts expressed in US Dollars)

                                                                    2003          2002
                                                                     $             $

                                 LIABILITIES
CURRENT LIABILITIES

           Bank indebtedness (note 7)                             450,312        90,565
           Accounts payable and accrued liabilities (note 8)      377,118       243,444
           Current portion of long-term debt                      138,850        58,675
                                                               ----------    ----------
                                                                  966,280       392,684

LONG-TERM DEBT (note 9)                                           637,465       380,722
DUE TO RELATED CORPORATIONS (note 10)                             728,439       514,979
                                                               ----------    ----------
                                                                2,332,184     1,288,385

CONTINGENCIES AND COMMITMENTS (note 15 and 16)

                            STOCKHOLDERS' DEFICIENCY

CAPTIAL STOCK (note 11)                                           213,609       203,653

ADDITIONAL PAID-IN-CAPITAL (DISCOUNT)                             117,545      (203,590)

ACCUMULATED OTHER COMPREHENSIVE LOSS                              (96,552)      (10,846)

DEFICIT                                                          (887,422)      (82,240)
                                                               ----------    ----------

                                                                 (652,820)      (93,023)
                                                               ----------    ----------

                                                                1,679,364     1,195,362
                                                               ==========    ==========










The accompanying notes are an integral part of these consolidated financial statements.


MEDINEX SYSTEMS, INC.
Consolidated Statements of Operations
For the years ended November 30, 2003 and 2002
(Amounts expressed in US Dollars)

                                                            2003           2002

                                                              $              $

SALES                                                     3,583,124      3,275,954

Cost of sales                                             2,329,501      2,351,304
                                                        -----------    -----------

GROSS PROFIT                                              1,253,623        924,650
                                                        -----------    -----------

OPERATING EXPENSES

           General and administrative expenses            1,829,142      1,115,415
           Long-term debt interest                           69,240         12,327
           Amortization                                     168,314         45,476
                                                        -----------    -----------

                                                          2,066,696      1,173,218
                                                        -----------    -----------

LOSS FROM OPERATIONS                                       (813,073)      (248,568)
                                                        -----------    -----------

OTHER INCOME

           Other income                                       7,527         12,602
           Gain on disposal of property and equipment          --              297
           Interest income                                      364          7,652
                                                        -----------    -----------

                                                              7,891         20,551
                                                        -----------    -----------

LOSS BEFORE INCOME TAXES                                   (805,182)      (228,017)

           Income taxes (note 13)                              --            9,386
                                                        -----------    -----------

NET LOSS                                                   (805,182)      (237,403)
                                                        ===========    ===========

Net loss per share, basic and diluted                         (0.04)         (0.02)
                                                        ===========    ===========

Weighted average common shares outstanding               20,932,143     15,000,000
                                                        ===========    ===========










The accompanying notes are an integral part of these consolidated financial statements.


MEDINEX SYSTEMS, INC.
Consolidated Statements of Cash Flows For the years ended November 30, 2003 and
2002 (Amounts expressed in US Dollars)
                                                                      2003          2002

                                                                        $             $
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                            (805,182)     (237,403)
Adjustments for items not affecting cash
            Amortization                                             168,314        45,476
            Gain on disposition of property and equipment               --            (297)
            Write-down of marketable securities                         --           3,038
            (Increase) decrease in accounts receivable                78,781      (141,706)
            (Increase) decrease in inventory                         (57,706)        5,079
            (Increase) decrease in prepaid expenses                   10,201       (13,772)
            Increase (decrease) in accounts payable and accrued
                liabilities                                           78,653      (244,533)
            Increase (decrease) in income taxes                        8,616       (49,304)
                                                                  ----------    ----------

Net cash used in operating activities                               (518,323)     (633,422)
                                                                  ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of property and equipment                              (362,605)     (658,070)
                                                                  ----------    ----------

Net cash used in investing activities                               (362,605)     (658,070)
                                                                  ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from issuance of capital stock                      331,091          --
        Proceeds from due to related corporations                     98,745       444,410
        Proceeds from long-term debt                                 225,702       424,362
        Increase in bank indebtedness                                311,808        90,565
        (Increase) decrease in loan receivable                        (9,819)        8,052
        Decrease in loan receivable from related individuals            --         160,966
                                                                  ----------    ----------


        Net cash provided by financing activities                    957,527     1,128,355
                                                                  ----------    ----------

     EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES                 (7,257)          213
                                                                  ----------    ----------

     NET INCREASE (DECREASE) IN CASH                                  69,342      (162,924)

        Cash, beginning of year                                       47,417       210,341
                                                                  ----------    ----------

     CASH, END OF YEAR                                               116,759        47,417
                                                                  ==========    ==========

INCOME TAXES PAID                                                     15,990         9,386
                                                                  ==========    ==========

INTEREST PAID                                                         69,240        13,823
                                                                  ==========    ==========





The accompanying notes are an integral part of these consolidated financial statements.


MEDINEX SYSTEMS, INC.
Consolidated Statements of Changes in Stockholders' Deficiency
For the years ended November 30, 2003 and 2002
(Amounts expressed in US dollars)

                                            Common                    Additional                                  Accumulated
                                             Stock         Common        Paid-In       Retained                         Other
                                         Number of          Stock        Capital       Earnings  Comprehensive  Comprehensive
                                            Shares         Amount     (Discount)      (Deficit)           Loss           Loss
                                       -----------    -----------    -----------    -----------    -----------    -----------
                                                           $              $              $              $              $
Balance as of November 30, 2001         16,923,080        169,231       (169,168)       155,163           --          (10,518)
Issuance of shares                       3,442,208         34,422        (34,422)          --             --             --
Foreign currency translation                  --             --             --             --             (328)          (328)
Net loss for the year                         --             --             --         (237,403)      (237,403)          --
                                       -----------    -----------    -----------    -----------    -----------    -----------

Balance as of November 30, 2002         20,365,288        203,653       (203,590)       (82,240)      (237,731)       (10,846)
                                       ===========    ===========    ===========    ===========    ===========    ===========

   Reverse stock split 1:100           (20,161,635)      (201,616)       201,616           --             --             --
   Issuance of shares                   31,000,000        310,000       (310,000)          --             --             --
   Cancellation of shares              (25,000,000)      (250,000)       250,000           --             --             --
   Shares issued pursuant to reverse
      acquisition                       15,000,000        150,000         78,891           --             --             --
   Shares issued pursuant to private
      placement                            157,230          1,572        100,628           --             --             --
   Foreign currency translation               --             --             --             --          (85,706)       (85,706)
   Net loss for the year                      --             --             --         (805,182)      (805,182)
                                       -----------    -----------    -----------    -----------    -----------    -----------

Balance as of November 30, 2003         21,360,883        213,609        117,545       (887,422)      (890,888)       (96,552)
                                       ===========    ===========    ===========    ===========    ===========    ===========


























The accompanying notes are an integral part of these consolidated financial statements.

MEDINEX SYSTEMS, INC.
Notes to Consolidated Financial Statements
November 30, 2003 and 2002
(Amounts expressed in US Dollars)

1.   GENERAL

     a)   Background information

          Medinex Systems, Inc. (the "Corporation" or 'Medinex'), a public company, was incorporated in the State of Delaware in 1997. On November 27, 2002, Medinex filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Idaho. The Court entered an Order Confirming the Debtor's Plan ("Reorganization Plan") on March 6, 2003. Pursuant to the Reorganization Plan, the Bankruptcy Court approved and designated a Phase One sale and a Phase Two sale. Both Phase I and Phase II sales were completed on March 26, 2003, and March 27, 2003, respectively.

          901133 Alberta Ltd. ("901133") was incorporated on October 12, 2000 under the provisions of the Business Corporations Act of the Province of Alberta, Canada and is principally engaged in distributing new and used telecommunications equipmentand recycling electronic wastethrough its operating subsidiaries.

          On November 14, 2003, Medinex and two of its subsidiaries entered into a Securities Exchange Agreement with 901133. In exchange for the acquisition of 100% interest in 901133, the shareholders of 901133 were issued a total of 15,000,000 common shares of which 4,732,160 shares were issued by Maxus (Nova Scotia) Company and 10,267,840 shares of common stock (exchangeable shares) were issued by Maxus Holdings, Inc. The exchangeable shares are immediately exchangeable at the option of the holder at any time, for shares of Medinex on a one for one basis. Following the share exchange, the former shareholders of 901133 held 70.74% of the shares of common stock of Medinex. Consequently, even though Medinex is the legal acquirer, this transaction is treated as an acquisition of Medinex by 901133.

          Concurrently with this transaction, Medinex changed its year end to coincide with those of its subsidiaries. The comparative financial statements are those of 901133, the accounting acquirer.

     b)   Management's plans to mitigate certain adverse financial conditions

          As at year-end, there were certain indicators in the financial statements of adverse financial conditions. These include:

          i.   Recurring operating losses
          ii.  Stockholders' deficiency
          iii. Working capital deficiency
          iv.  Bank covenant breach

          Included in operating losses are certain one-time charges of approximately $170,000 and a payment of $200,000 as consideration for the cancellation of the right to receive shares in connection with the reverse merger transaction referred to above. In addition, the Corporation's bankers to March 10, 2004 have waived a breach of bank covenant by a subsidiary, at which date, the breach was remedied.

MEDINEX SYSTEMS, INC.
Notes to Consolidated Financial Statements
November 30, 2003 and 2002
(Amounts expressed in US Dollars)

1.   GENERAL (cont'd)

     b) Management's plans to mitigate certain adverse financial conditions (cont'd)

          Management has initiated certain plans subsequent to the year-end, which it believes will mitigate and alleviate these adverse conditions and events including:

          i.   Expansion of recycling business

          ii.  Implementation of cost-cutting measures

          iii. Injection of cash from the Corporation to its subsidiary to remedy the breach of the banking covenant

          iv.  Ongoing negotiations with alternative sources of financing

          v. Raised additional capital through private placements in the amount of $325,000

          vi.  Obtained short-term financing in the amount of $508,000

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)   Basis of Consolidated Financial Statements

          The consolidated financial statements as of November 30, 2003 include the accounts of Medinex Systems, Inc., and its wholly-owned subsidiaries: 901133 Alberta Ltd., Maxus Technology Inc., Triple-Too Communications Inc., Maxus Technology S DE RL DE CV, Maxus Holdings, Inc., Maxus Technology, Inc. and Maxus (Nova Scotia) Company.

          All  material   inter-company   accounts  and  transaction  have  been
          eliminated.

     b)   Cash

          Cash includes cash on hand, amounts from and to banks, and any other highly liquid investments purchased with a maturity of three months or less. The carrying amount approximates fair value because of the short maturity of those instruments.

     c)   Marketable and other securities

          Marketable and other securities consist principally of an investment in a publicly traded corporation. Investments are classified as held-to-maturity, trading or available-for-sale at the time of purchase. At November 30, 2003 and 2002, all of the Corporation's investment in marketable securities were classified as available-for-sale and were carried at fair market value, which approximated cost. Fair market value is based on quoted market prices on the last day of the year. The cost of the security is based upon the specific identification method.


MEDINEX SYSTEMS, INC.
Notes to Consolidated Financial Statements
November 30, 2003 and 2002
(Amounts expressed in US Dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     d)   Fair Value of Financial Instruments

          The  carrying  amount  of  the  Corporation's  marketable  securities,
          account  and  other   receivables   and  account  and  other  payables
          approximates  fair  value  because  of the  short  maturity  of  these instruments.

     e)   Inventory

          inventory is recorded at the lower of cost and fair market value. Cost is determined on the firstin  first-out  basis and consists of various
          telecommunications   equipment  and  scrap  components.

     f)   Long-Term Financial Instruments

          The fair value of each of the Corporation's long-term financial assets and debt instruments is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the Corporation's current borrowing rate for similar instruments of comparable maturity would be.

          It is of the management's opinion that the Corporation is not exposed to significant interest rate risk, credit risk or currency risks arising from these financial instruments.

     g)   Property, Plant and Equipment

          Property, plant and equipment are recorded at cost and amortized on the basis of their estimated useful lives at the undernoted rates and methods, except for land, which has been recorded at cost:

          Automobiles                              30%                            declining balance
          Building                            40 years       straight-line, $100,000 residual value
          Utility building                    20 years        straight-line, $10,000 residual value
          Computer hardware                        30%                            declining balance
          Computer hardware under
                            capital lease          30%                            declining balance
          Computer software                       100%                            declining balance
          Equipment, furniture and fixtures        20%                            declining balance
          Leasehold improvements                                   straight-line over term of lease




          Amortization  for property,  plant and equipment  acquired  during the
          year  is  recorded  at  one-half  of  the   indicated   rates,   which
          approximates when they were put into use.

MEDINEX SYSTEMS, INC.
Notes to Consolidated Financial Statements
November 30, 2003 and 2002
(Amounts expressed in US Dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     h)   Income Taxes

          The Corporation accounts for income tax under the provision of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statement or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

          Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. Deferred tax assets may be reduced, if deemed necessary based on a judgmental assessment of available evidence, by a valuation allowance for the amount of any tax benefits which are more likely, based on current circumstances, not expected to be realized.

          The Corporation's subsidiaries maintain their books and records in Canadian dollars (the functional currency). The financial statements are converted to US dollars (the reporting currency) as the Corporation has elected to report in US dollars. The translation method used is the current rate method which is the method mandated by SFAS 52 where the functional currency is the foreign currency. Under the current rate method all assets and liabilities are translated at the current rate, stockholder's equity accounts are translated at historical rates and revenues and expenses are translated at average rates for the year.

          Due to the fact that items in the financial statements are being translated at different rates according to their nature, a translation adjustment is created. This translation adjustment has been included in accumulated other comprehensive loss.

     i)   Foreign Currency Translation

          The Corporation's subsidiaries maintain their books and records in Canadian dollars (the functional currency). The financial statements are converted to US dollars (the reporting currency) as the Corporation has elected to report in US dollars. The translation method used is the current rate method which is the method mandated by SFAS 52 where the functional currency is the foreign currency. Under the current rate method all assets and liabilities are translated at the current rate, stockholder's equity accounts are translated at historical rates and revenues and expenses are translated at average rates for the year.

          Due to the fact that items in the financial statements are being translated at different rates according to their nature, a translation adjustment is created. This translation adjustment has been included in accumulated other comprehensive loss.

MEDINEX SYSTEMS, INC.
Notes to Consolidated Financial Statements
November 30, 2003 and 2002
(Amounts expressed in US Dollars)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     j)   Revenue Recognition

          The Corporation generates sales through three significant revenue streams:

          i)   Broker Sales

               A broker sale is a transaction whereby equipment is procured and sold in one transaction. The Corporation acts as a broker by finding a buyer and seller for the equipment. The equipment is shipped directly to the buyer from the seller. The Corporation recognizes revenue upon shipment to the buyer.

          ii)  Equipment Sales

               These represent sales of equipment owned and stored at the Corporation's warehouse. The Corporation recognizes revenue upon passage of title to the customer, provided that collection of the proceeds of sale is reasonably assured.

          iii) Consignment Sales

               These represent sales of a third party's equipment that is stored
               at  the  Corporation's   warehouse.  The  Corporation  recognizes
               revenue upon shipment to the customer.

     k)   Comprehensive Income

          The Corporation has adopted SFAS No. 130 Reporting Comprehensive Income. This standard requires companies to disclose comprehensive income in their financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders' equity, such as foreign currency translation adjustments.

     I)   Long-Lived Assets

          The Corporation adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of which has been superseded by SFAS No. 144. SFAS No. 144 requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management used its best estimate of the undiscounted cash flows to evaluate the carrying amount and have determined that no impairment has occurred.

MEDINEX SYSTEMS, INC.
Notes to Consolidated Financial Statements
November 30, 2003 and 2002
(Amounts expressed in US Dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     m)   Use of Estimates

          The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become known.

     n)   Concentrations of Credit Risks

          The Corporation's receivables are unsecured and are generally due in 30 Days. Currently, the Corporation's customers are primarily local, national and international telecommunications companies. The Corporation's receivables do not represent significant concentrations of credit risk as at November 30, 2003, due to the wide variety of customers, markets and geographic areas to which the Corporation's products are sold.

     o)   Earnings or Loss Per Share

          The Corporation has adopted FAS No. 128, 'Earnings per Share', which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings
          (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

     p)   Recent Pronouncements

          SFAS No. 145 - Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement No.4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses because Statement No. 4 has been rescinded. Statement No. 44 was issued to establish accounting requirements for the effects of transition to provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement No. 44 is no longer necessary.

MEDINEX SYSTEMS, INC.
Notes to Consolidated Financial Statements
November 30, 2003 and 2002
(Amounts expressed in US Dollars)




2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     p)   Recent Pronouncements (cont'd)

          SFAS No. 146 - Accounting for Cost Associated with Exit or Disposal Activities. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS 146 replaces EITF94-3. The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

          SFAS No.147 - Acquisition of certain Financial Institutions, an amendment of SFAS 72 and 144 and SFAS interpretation number 9 issued October 2002 and relates to acquisitions of financial institutions.

          SFAS No. 148 - Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of SFAS 123 issued December 2002 and permits two additional transition methods for entities that adopt the fair value based method of accounting for stock based employee compensation to avoid the ramp-up effect arising from prospective application. This statement also improves the prominence and clarity of the pro-forma disclosures required by SFAS 123.

          SEAS No. 149 - Amendment of statement 133 on derivative instruments and hedging activities. This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB 133 accounting for derivative instruments and hedging activities.

          SFAS No. 150- Accounting for certain financial instruments with characteristics of both liabilities and equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

          The Corporation believes that the above standards do not have a material impact on its financial position, results of operations or cash flows.

3.   ACCOUNTS RECEIVABLE

                                               2003      2002

                                                $         $

     Accounts receivable                     420,477   420,600
     Less: Allowance for doubtful accounts      --        --
                                             -------   -------

                                             420,477   420,600
                                             =======   =======

MEDINEX SYSTEMS, INC.
Notes to Consolidated Financial Statements
November 30, 2003 and 2002
(Amounts expressed in US Dollars)

3.   ACCOUNTS RECEIVABLE (cont'd)

     The Corporation carries accounts receivable at the amounts it deems to be collectible. Accordingly, the Corporation provides allowances for accounts receivable it deems to be uncollectible based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that becomes uncollectible could differ from those estimated.

4.   INVENTORY 2003 2002

                                                                $           $
    Inventory is comprised of the following:

    Scrap materials                                           37,021        --
    Finished goods                                            37,682       9,592
                                                           ---------   ---------

                                                              74,703       9,592
                                                           =========   =========

5.   LOAN RECEIVABLE

     The loan receivable from an unrelated party is non-interest bearing, unsecured and without specified terms of repayment.

6.   PROPERTY, PLANT AND EQUIPMENT, NET

                                                               2003        2002
                                                                $           $

     Automobiles                                             121,851      79,826
     Building                                                440,454     361,112
     Utility building                                        176,118     108,666
     Computer hardware                                        34,024      18,484
     Computer hardware under capital lease                    32,580        --
     Computer software                                       206,303       3,824
     Equipment, furniture and fixtures                       300,093     196,200
     Leasehold improvements                                    2,078        --
     Land                                                     38,488      31,948
                                                           ---------   ---------


     COST                                                  1,351,989     800,060
                                                           =========   =========

MEDINEX SYSTEMS, INC.
Notes to Consolidated Financial Statements
November 30, 2003 and 2002
(Amounts expressed in US Dollars)


6.   PROPERTY, PLANT AND EQUIPMENT, NET (cont'd)

                                                   2003        2002

     Less: Accumulated amortization                  $           $

        Automobiles                                61,414      43,443
        Building                                   17,970       7,430
        Utility building                           14,049       5,114
        Computer hardware                          19,551      13,793
        Computer hardware under capital lease       5,230        --
        Computer software                         105,455       2,168
        Equipment, furniture and fixtures         102,439      53,190
        Leasehold improvements                        207        --
                                                ---------   ---------

                                                  326,315     125,138
                                                ---------   ---------
     NET                                        1,025,674     674,922
                                                =========   =========

7.   BANK INDEBTEDNESS

     The Corporation has entered into a financing arrangement with the Royal Bank of Canada ("the bank") for which a General Security Agreement and guarantees and postponements of claims from related parties have been provided. All amounts outstanding under this facility are due on demand and include the following:

     Prime based loans of up to $188,000 Canadian ($145,000 U.S.), bear interest at the bank's prime rate plus 1.0%;

     U.S. dollar operating line of credit of $600,000 Canadian ($460,000 U.S.), bear interest at the U.S. business rate plus 1.0%;

     Foreign Exchange line of $40,000 Canadian ($30,000 U.S.) to facilitate forward exchange contracts.

MEDINEX SYSTEMS, INC.
Notes to Consolidated Financial Statements
November 30, 2003 and 2002
(Amounts expressed in US Dollars)

8.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities are comprised of the following:

                                                            2003          2002

                                                              $             $

     Trade payable                                         336,960       234,919
     Accrued liabilities                                    40,158         8,525
                                                        ----------   -----------

                                                           377,118       243,444
                                                        ==========   ===========

9.   LONG-TERM DEBT

                                                                             2003      2002

                                                                               $         $

     a)   Long-term debt consist of the following:

          Business Development Bank of Canada mortgage, interest
          at bank prime plus 0.75% per annum monthly payments
          of $2,100 and final payment of $2,400 plus interest, due
          March 15, 2018, secured by first mortgage on the land
          and buildings in Rimbey, Alberta. Also secured by a
          General Security Agreement provided by the Corporation
          providing first security interest in all present and after
          acquired personal property                                        365,699    279,873

          Business Development Bank of Canada loan, interest at
          bank prime plus 1.75% per annum monthly payments of
          $3,200 plus interest, until March 15, 2008, secured by a
          General Security Agreement provided by the Corporation
          providing a security interest in all present and after-acquired personal property, subject only to existing personal property registrations and with a first specific charge on the
          equipment being purchased with this financing                     168,116    124,601

          Business Development Bank of Canada loan, interest at bank prime plus 1.75% per annum, monthly payments of $600
          plus interest, until September 15, 2008, secured by joint
          and several guarantee of two directors                             37,503       --











MEDINEX SYSTEMS, INC.
Notes to Consolidated Financial Statements
November 30, 2003 and 2002
(Amounts expressed in US Dollars)


9.   LONG-TERM DEBT (cont'd)

                                                                             2003      2002

                                                                               $         $
          General Motors Acceptance Corporation Conditional
          Sales Contract, interest at 11.0% per annum, monthly
           payments of principal and interest of $400 until
          September 6, 2005. The automobile financed
          by this loan is held as security for the loan                        9,610    11,244

          Royal Bank of Canada loan, interest at bank prime plus
          1.0% per annum, monthly payments of principal and
          interest of $4,500 until August 2006, secured by a General
          Security Agreement provided by the corporation                     137,732      --

          Royal Bank of Canada capital lease, interest at 7.2% per
          annum, monthly payments of principal and interest of
          $900 until December 27, 2006, secured by specific charge
          on the computer hardware under capital lease                        32,579      --

          HSBC Bank Canada High Performance Auto Loan, interest
          at 6.95% per annum, monthly payments of principal
          and interest totaling $400, until October 29, 2007
          with $9,000 remaining unpaid. The automobile
          financed by this loan is held as security for the loan              25,076    23,679
                                                                             -------   -------

                                                                             776,315   439,397

          Less: Current portion                                              138,850    58,675
                                                                             -------   -------

                                                                             637,465   380,722
                                                                             =======   =======

          As at November 30, 2003, a wholly-owned subsidiary of Medinex was not in compliance with a financial covenant of the Royal Bank of Canada (the "bank") borrowing agreement. The bank has issued a waiver to March 10, 2004 at which date the subsidiary had remedied the breach.

MEDINEX SYSTEMS, INC.
Notes to Consolidated Financial Statements
November 30, 2003 and 2002
(Amounts expressed in US Dollars)


9.   LONG-TERM DEBT (cont'd)

     b) The estimated principal repayments on long-term debts in each of the next five fiscal years are as follows:

          2004                                                        $  138,850
          2005                                                           140,543
          2006                                                           127,688
          2007                                                            86,115
          2008                                                            44,893
          2009 and thereafter                                            238,226
                                                                      ----------

                                                                      $  776,315
                                                                      ==========

     c)   Interest  expense  related to long-term  debt was $69,240  ($12,327 in
          2002).

10.  DUE TO RELATED CORPORATIONS

     The amounts due to related corporations are non-interest bearing, have no specific repaymentterms and are not expected to be repaid prior to December 1, 2004. The fair value of the loan has been estimated by discounting future cash flows using an estimated rate of 6% perannum. The fairvalue amounts to $687,000.

11.  CAPITAL STOCK

     a)   Authorized

          10,000 Preferred shares, $0.01 par value
          100,000,000 Common shares, $0.01 par value

     b)   Issued                                              2003        2002

                                                                $           $

          21,360,883 Common shares (20,365,288 in 2002)      213,609     203,653
                                                           =========   =========

MEDINEX SYSTEMS, INC.
Notes to Consolidated Financial Statements
November 30, 2003 and 2002
(Amounts expressed in US Dollars)


11.  CAPITAL STOCK (cont'd)

     c)   Changes to Issued Share Capital

          Transactions prior to reverse acquisition
          -----------------------------------------

          i. During 2002, the Corporation issued 679,208 shares of common stock to extinguish liabilities.

          ii. During 2002, the Corporation issued 2,763,000 shares of common stock for cash.

          iii. On October 10, 2003, the Corporation underwent a 1:100 reverse stock split of its common shares.

          iv. Pursuant to the Orders of the United States Bankruptcy Court for the District of Idaho, the Corporation was directed to issue 31,000,000 shares of common stock.

          v. On November 14, 2003, the Corporation repurchased 25,000,000 shares of common stock.

          Transaction pursuant to reverse acquisition
          -------------------------------------------

          vi. On November 14, 2003, the Corporation issued 15,000,000 common shares, which includes 10,267,840 exchangeable shares of Maxus Holdings, Inc., in exchange for 100% interest in 901133 Alberta Ltd.

          Transactions subsequent to reverse acquisition
          ----------------------------------------------

          vii. On November 25, 2003, the Corporation entered into a private placement agreement whereby 456,997 common shares would be issued at a price of $0.65 each. As at year end, 157,230 shares of common stock had been issued pursuant to the private placement.

12.  COMPREHENSIVE LOSS

     The components of comprehensive loss are as follows:

                                                             2003        2002

                                                               $           $

     Net loss                                              (805,182)   (237,403)
     Foreign currency translation                           (85,706)       (328)
                                                           --------    --------

     COMPREHENSIVE LOSS                                    (890,888)   (237,731)
                                                           ========    ========

     The accumulated other comprehensive loss of the Corporation consists solely of foreign exchange translation adjustments.

MEDINEX SYSTEMS, INC.
Notes to Consolidated Financial Statements
November 30, 2003 and 2002
(Amounts expressed in US Dollars)


13.  INCOME TAXES
                                                              2003        2002

                                                                $           $

     a)   Current                                               --         9,386
                                                           =========   =========

     b) The tax effect of significant temporary differences representing deferred tax assets is as follows:

                                                           2003          2002

                                                             $             $

     Deferred tax assets:

        Operating loss carryforwards                      370,000        80,000
        Valuation allowance                              (370,000)      (80,000)
                                                       ----------    ----------

     Net deferred tax assets                                 --            --
                                                       ==========    ==========

     These losses expire in varying amounts between 2009 and 2023.

14.  RELATED PARTY TRANSACTIONS

     Amount due from or payable to companies and related parties which are related through common ownership are as follows:

                                                              2003        2002

                                                                $           $

     Balances, end of the year:

     Due to related corporations                             728,439     514,979

     These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed upon between the Corporation and the related parties.

15.  CONTINGENCY

     On September 10, 2003, the Corporation received a statement of claim for a breach of contract on delivering more goods than required and by failing to supply a key component of the goods required under contract in the amount of $385,000. Management believes that the claim is without merit and accordingly has made no provision in the accounts or in these financial statements with respect to this matter.

MEDINEX SYSTEMS, INC.
Notes to Consolidated Financial Statements
November 30, 2003 and 2002
(Amounts expressed in US Dollars)



16.  COMMITMENTS

     Minimum   payments   under   operating   leases  for  premises   amount  to
     approximately $66,500 per annum, exclusive of insurance and other occupancy charges. The future minimum lease payments are as follows:

     Payable during the following periods:

     Within one year                                                  $   66,500
     Over one year but not exceeding two years                            68,500
     Over two years but not exceeding three years                         69,000
     Over three years but not exceeding four years                        73,000
     Over four years but not exceeding five years                         73,500
     Over five years                                                      12,500
                                                                      ----------


                                                                      $  363,000
                                                                      ==========

17.  SUBSEQUENT EVENTS

     a) Subsequent to the year-end, the Corporation entered into an agreement with MeWa Recycling of Germany to purchase a Platform 1 Shredding facility at a cost of approximately $906,000.

     b) Subsequent to the year end, the Corporation raised additional capital through private placements in the aggregate amount of $325,000 and obtained short term (120 days) loans in the amount of $508,000, bearing interest at 7% which are secured by promissory notes.

18.  SEGMENTED INFORMATION

     The Corporation has adopted FAS No. 131 - "Disclosures About Segments of Enterprise and Related Information".

     The Corporation operates under four significant business units: Broker Sales, Equipment Resales, Consignment Sales and other sales. Other sales include Circuit Board Teardown revenue, Re-Sales of Metals and other Miscellaneous sales, none of which represents more than 10% of revenue.

MEDINEX SYSTEMS, INC.
Notes to Consolidated Financial Statements
November 30, 2003 and 2002
(Amounts expressed in US Dollars)


18.  SEGMENTED INFORMATION (cont'd)

     a)   The breakdown of sales by business unit is as follows:

                                                          2003          2002

                                                            $             $

          Broker sales                                  1,576,575     2,031,091
          Equipment resales                               537,469       393,114
          Consignment sales                               465,806       458,634
          Other sales                                   1,003,274       393,115
                                                      -----------   -----------

                                                        3,583,124     3,275,954
                                                      ===========   ===========

     b)   The breakdown of sales by geographic area is as follows:

          United States of America                     2,400,693      2,620,763
          Canada                                         859,950        458,634
          Other                                          322,481       196,557
                                                      -----------   -----------

                                                        3,583,124     3,275,954
                                                      ===========   ===========

     c)   The breakdown of net loss by geographic area is as follows:

          The Corporation's accounting records do not readily provide information on net loss by geographic area. Management is of the opinion that the proportion of net loss based principally on sales, presented below, would fairly present the results of operations by geographic area.

                                                          2003          2002

                                                            $             $

          United States of America
                                                         (539,472)     (189,922)
          Canada                                         (193,244)      (33,236)
          Other                                           (72,466)      (14,245)
                                                      -----------   -----------

                                                         (805,182)     (237,403)
                                                      ===========   ===========

     d)   All of the Corporation's identifiable assets are located in Canada.

MEDINEX SYSTEMS, INC.
Notes to Consolidated Financial Statements
November 30, 2003 and 2002
(Amounts expressed in US Dollars)


18.  SEGMENTED INFORMATION (cont'd)

     e)   Sales to major customers are as follows:           2003        2002
                                                          ---------   ---------

          Sales                                           $    --     $ 917,267
                                                          ---------   ---------

          % of total sales                                       --%         28%
                                                          ---------   ---------

          Amounts included in accounts receivable         $    --     $   3,690
                                                          ---------   ---------

f)   Purchases from major suppliers are as follows:

                                                             2003       2002
                                                          ---------   ---------

               Purchases                                  $    --     $ 411,332
                                                          ---------   ---------

               % of total purchases                              --%         25%

                                                          ---------   ---------

                Amounts included in accounts payable      $    --     $    --
                                                          ---------   ---------