Form 10QSB
period 2004-02-28
MAXUS TECHNOLOGY CORP
filed 2004-04-14
CIK 1054709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 2004

                                    000-26337
                            (Commission File Number)

                          MAXUS TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

                              MEDINEX SYSTEMS, INC.
                                   Former Name

            Delaware                                     82-0514605
(State or other jurisdiction of                (IRS Employer Identification No.)
         Incorporation)



                             18300 Sutter Boulevard
                          Morgan Hill, California 95037
               (Address of principal executive offices) (Zip Code)


          Issuer telephone number, including area code: (408) 782 2005

        Securities registered under Section 12 (b) of the Exchange Act:

                                      None

        Securities registered under Section 12 (g) of the Exchange Act:

Title                                                    Name of Exchange
--------------                                           -----------------------
Common Stock, par value $0.001 per share                 None


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. [X] Yes [ ] No

As of February 29, 2004, 21,660,446 shares of the Issuer's Common Stock $0.001 par value were outstanding.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

                                TABLE OF CONTENTS



PART I  - FINANCIAL INFORMATION

         ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF
        OPERATIONS

         ITEM 3. CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

         ITEM 2. CHANGES OF SECURITIES AND SMALL BUSINESS ISSUER
         PURCHASES OF EQUITY SECURITIES

         ITEM 6. EXHIBITS, REPORTS ON FORM 8-K

SIGNATURES

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                              MEDINEX SYSTEMS, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 29, 2004

                        (Amounts expressed in US Dollars)

                                   (Unaudited)

                              MEDINEX SYSTEMS, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 29, 2004

                        (Amounts expressed in US Dollars)

                                   (Unaudited)




                                TABLE OF CONTENTS



Interim Consolidated Balance Sheets as of February 29, 2004 and
    November 30, 2003                                                      1 - 2

Interim Consolidated Statements of Operations for the three month period
    ended February 29, 2004 and February 28, 2003                              3

Interim Consolidated Statements of Cash Flows for the three month period
    ended February 29, 2004 and February 28, 2003                              4

Interim Consolidated Statements of Changes in Stockholders' Deficiency for
    the three month period ended February 29, 2004 and the year ended
    November 30, 2003                                                          5

Condensed Notes to Interim Consolidated Financial Statements               6 - 8

MEDINEX SYSTEMS, INC.
Interim Consolidated Balance Sheets
As of February 29, 2004 and November 30, 2003
(Amounts expressed in US Dollars)
(Unaudited)
                                                     February 29,   November 30,
                                                             2004           2003

                                                           $              $
                                     ASSETS
CURRENT ASSETS

    Cash                                                   94,643        116,759
    Marketable and other securities                           949            970
    Accounts receivable                                   657,363        420,477
    Income tax recoverable                                 18,958         17,959
    Inventory                                              78,020         74,703
    Prepaid expenses                                       13,406         12,078
                                                     ------------   ------------


                                                          865,339        642,946

LOAN RECEIVABLE                                            10,503         10,744

PROPERTY, PLANT AND EQUIPMENT                           1,120,654      1,025,674
                                                     ------------   ------------






                                                        1,996,496      1,679,364
                                                     ============   ============









See condensed notes to the interim consolidated financial statements.

MEDINEX SYSTEMS, INC.
Interim Consolidated Balance Sheets
As of February 29, 2004 and November 30, 2003
(Amounts expressed in US Dollars)
(Unaudited)
                                                   February 29,    November 30,
                                                           2004            2003

                                                         $               $
                            LIABILITIES
CURRENT LIABILITIES

    Bank indebtedness                                   569,286         450,312
    Accounts payable and accrued liabilities            406,154         377,118
    Current portion of long-term debt                   135,440         138,850
                                                   ------------    ------------


                                                      1,110,880         966,280

LONG-TERM DEBT                                          590,878         637,465

PROMISSORY NOTES                                        188,730            --

DUE TO RELATED CORPORATIONS                             713,043         728,439
                                                   ------------    ------------


                                                      2,603,531       2,332,184
                                                   ------------    ------------


                     STOCKHOLDERS' DEFICIENCY

CAPTIAL STOCK                                           217,907         213,609

ADDITIONAL PAID-IN-CAPITAL                              438,097         117,545

ACCUMULATED OTHER COMPREHENSIVE LOSS                    (87,095)        (96,552)

DEFICIT                                              (1,177,944)       (887,422)
                                                   ------------    ------------


                                                       (609,035)       (652,820)
                                                   ------------    ------------


                                                      1,994,496       1,679,364
                                                   ============    ============






     See condensed notes to the interim consolidated financial statements.

MEDINEX SYSTEMS, INC.
Interim Consolidated Statements of Operations
For the three month periods ended February 29, 2004 and February 28, 2003 (Amounts expressed in US Dollars)
(Unaudited)
                                                   Three months    Three months
                                                          ended           ended
                                                   February 29,    February 28,
                                                           2004            2003

                                                         $               $

SALES                                                 1,446,698         715,232

    Cost of sales                                       872,293         469,780
                                                   ------------    ------------


GROSS PROFIT                                            574,405         245,452
                                                   ------------    ------------


OPERATING EXPENSES

    General and administrative expenses                 806,586         310,980
    Long-term debt interest                              24,532          16,814
    Amortization                                         33,809          30,825
                                                   ------------    ------------


                                                        864,927         358,619
                                                   ------------    ------------


NET LOSS                                               (290,522)       (113,167)
                                                   ============    ============



Net loss per share, basic and diluted                     (0.01)          (0.01)
                                                   ============    ============


Weighted average common shares outstanding           21,664,716      15,000,000
                                                   ============    ============















     See condensed notes to the interim consolidated financial statements.


MEDINEX SYSTEMS, INC.
Interim Consolidated Statements of Cash Flows
For the three month periods ended February 29, 2004 and February 28, 2003
(Amounts expressed in US Dollars)
(Unaudited)
                                                               Three months    Three months
                                                                      ended           ended
                                                               February 29,    February 28,
                                                                       2004            2003

                                                                     $               $
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                       (290,522)       (113,167)
    Adjustments for items not affecting cash
         Amortization                                                33,809          30,825
         (Increase) decrease in accounts receivable                (249,225)        128,719
         (Increase) decrease in inventory                            (5,060)           --
         (Increase) decrease in prepaid expenses                     (1,619)            441
         Increase (decrease) in accounts payable and accrued
             liabilities                                             37,301         (66,306)
         Increase (decrease) in income taxes                         (1,420)         (7,876)
                                                               ------------    ------------


    Net cash used in operating activities                          (476,736)        (27,364)
                                                               ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisitions of property and equipment                         (153,340)        (62,765)
                                                               ------------    ------------


    Net cash used in investing activities                          (153,340)        (62,765)
                                                               ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of capital stock                         324,850            --
    Proceeds from promissory notes                                  191,088            --
    Proceeds from (repayment to) to related corporations              1,005            (707)
    Repayment of long-term debt                                     (32,938)         (4,537)
    Increase in bank indebtedness                                   130,718          63,104
                                                               ------------    ------------


    Net cash provided by financing activities                       614,723          57,860
                                                               ------------    ------------


EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES                     (6,763)            996
                                                               ------------    ------------


NET DECREASE IN CASH                                                (22,116)        (31,273)

    Cash, beginning of period                                       116,759          47,417
                                                               ------------    ------------


CASH, END OF PERIOD                                                  94,643          16,144
                                                               ============    ============


INCOME TAXES PAID                                                      --              --
                                                               ============    ============

INTEREST PAID                                                        24,532          16,817
                                                               ============    ============


     See condensed notes to the interim consolidated financial statements.


MEDINEX SYSTEMS, INC.
Interim Consolidated Statements of Changes in Stockholders' Deficiency
For the three months period ended February 29, 2004 and the year ended November 30, 2003
(Amounts expressed in US Dollars) (Unaudited)

                                                                                                                   Accumulated
                                             Common                    Additional                                        Other
                                              Stock         Common        Paid-In                 Comprehensive  Comprehensive
                                          Number of          Stock        Capital                        Income         Income
                                             Shares         Amount     (Discount)        Deficit         (Loss)         (Loss)
                                        -----------    -----------    -----------    -----------    -----------    -----------
                                                            $              $              $              $              $
Balance as of November 30, 2002          20,365,288        203,653       (203,590)       (82,240)          --          (10,846)

    Reverse stock split 1:100           (20,161,635)      (201,616)       201,616           --             --             --
    Issuance of shares                   31,000,000        310,000       (310,000)          --             --             --
    Cancellation of shares              (25,000,000)      (250,000)       250,000           --             --             --
    Shares issued pursuant to reverse
        acquisition                      15,000,000        150,000         78,891           --             --             --
    Shares issued pursuant to private
        placement                           157,230          1,572        100,628           --             --             --

    Foreign currency translation               --             --             --             --          (85,706)       (85,706)
    Net loss for the year                      --             --             --         (805,182)      (805,182)          --
                                        -----------    -----------    -----------    -----------    -----------    -----------

Balance as of November 30, 2003          21,360,883        213,609        117,545       (887,422)      (890,888)       (96,552)


    Issuance of shares                      429,767          4,298        320,552           --             --             --
    Foreign currency translation               --             --             --             --            9,457          9,457
    Net loss for the period                    --             --             --         (290,522)      (290,522)          --
                                        -----------    -----------    -----------    -----------    -----------    -----------

Balance as of February 29, 2004          21,790,650        217,907        438,097     (1,177,944)      (281,065)       (87,095)
                                        ===========    ===========    ===========    ===========    ===========    ===========


























     See condensed notes to the interim consolidated financial statements.

MEDINEX SYSTEMS, INC.
Notes to Interim Consolidated Financial Statements
February 29, 2004
(Amounts expressed in US Dollars)
(Unaudited)



1.  NOTES TO INTERIM CONSILDIATED FINANCIAL STATEMENTS

    The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals)
    considered necessary for fair presentation) have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended November 30, 2004. Interim financial statements should be read in conjunction with the Company's annual audited financial statements.


2.  GENERAL

    a)  Background information

        Medinex Systems, Inc. (the "Corporation" or "Medinex"), a public company, was incorporated in the State of Delaware in 1997. On November 27, 2002, Medinex filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Idaho. The Court entered an Order Confirming the Debtor's Plan ("Reorganization Plan") on March 6, 2003. Pursuant to the Reorganization Plan, the Bankruptcy Court approved and designated a Phase One sale and a Phase Two sale. Both Phase I and Phase II sales were completed on March 26, 2003, and March 27, 2003, respectively.

        901133 Alberta Ltd. ("901133") was incorporated on October 12, 2000 under the provisions of the Business Corporations Act of the Province of Alberta, Canada and is principally engaged in distributing new and used telecommunications equipment and recycling electronic waste through its operating subsidiaries.

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

MEDINEX SYSTEMS, INC.
Notes to Interim Consolidated Financial Statements
February 29, 2004
(Amounts expressed in US Dollars)
(Unaudited)



2.  GENERAL (cont'd)

    b)  Management's plans to mitigate certain adverse financial conditions

        As at February 29, 2004 and year-end, there were certain indicators in the financial statements of adverse financial conditions. These include:

        i.  Recurring operating losses
        ii. Stockholders' deficiency
        iii. Working capital deficiency
        iv. Bank covenant breach

        The Corporation's bankers up to March 10, 2004 have waived a breach of bank covenant by a subsidiary, at which date, the breach was remedied.

        Management has initiated certain plans, which it believes will mitigate and alleviate these adverse conditions and events including:

        i.  Expansion of recycling business
        ii. Implementation of cost-cutting measures
        iii.Injection of cash from the  Corporation  to its subsidiary to remedy the breach of the banking covenant
        iv. Ongoing negotiations with alternative sources of financing
        v.  Obtaining  short-term  financing in the amount of $508,000 (see note
            4)

    c)  Basis of Consolidation

        The interim consolidated financial statements as of November 30, 2003 include the accounts of Medinex Systems, Inc., and its wholly-owned subsidiaries: 901133 Alberta Ltd., Maxus Technology Inc., Triple-Too Communications Inc., Maxus Technology S DE RL DE CV, Maxus Holdings, Inc., Maxus Technology, Inc. and Maxus (Nova Scotia) Company.

        All  material   inter-company   accounts  and  transactions   have  been
        eliminated.

MEDINEX SYSTEMS, INC.
Notes to Interim Consolidated Financial Statements
February 29, 2004
(Amounts expressed in US Dollars)
(Unaudited)




3.  CONTINGENCY

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


4.  SUBSEQUENT EVENTS

    Subsequent to the period end, the Corporation obtained short term (120 days) loans in the amount of $508,000, bearing interest at 7% which are secured by promissory notes.

    On March 24, 2004, the Corporation changed its name to Maxus Technology Corporation.

    On March 24, 2004, a stock option plan (the "plan") was approved at the Corporation's annual general meeting pursuant to which 3,000,000 shares of Common Stock are reserved for issuance. Options may be granted to full time employees, directors and advisors of the Corporation and its subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors including, but not limited to, those discussed elsewhere in this report.

Overview

Company Overview

We operate under four significant business units: Consignment Sales, Broker Sales, Equipment Resale, and Other Sales. Other sales include recycling revenue, which includes circuit board teardown, re-sales of metals and other miscellaneous sales.

Consignment sales generally involve contracts that result in end of life and surplus equipment being delivered on consignment for potential sale. If the equipment is sold, revenues from the sale are divided between us and the client as agreed. If the equipment is not sold by a pre determined date, the client will often contract with us to recycle the equipment in our recycling division. In the three-month period ended February 29, 2004 these customer relationships generated an aggregate of $109,481 in revenue. We expect this to be a growing part of our business.

Broker sales involve transactions whereby the equipment is procured and sold in one transaction. The corporation acts as a broker by finding a seller for the equipment. The equipment is often shipped directly to the buyer from the seller. In the three-month period ended February 29, 2004 we generated $531,275 in revenue through broker sales.

Equipment resale represents sales of equipment stored at our warehouse. This equipment may include written off inventory or equipment bought for inventory. Revenue for equipment resale in the three-month period ended February 29, 2004 was $523,120.

Other sales primarily consist of revenue generated from recycling revenue. Maxus established a facility for the tear down and dismantling of electronic waste including computers, telephones, cell phones, printers, and photocopiers. Revenue is generated from circuit board teardown, re-sales of metals, sales of parts and certified destruction. During the three-month period ended February 29, 2004 we generated $282,822 in revenue through other sales.


                                 For the Three                   For the Three
                                    Month                            Month
                                 Period Ended                    Period Ended
                                   02/29/04                        02/28/03
                                       $         % of Revenue          $         % of Revenue
                                 ------------    ------------    ------------    ------------
Revenue                             1,446,698             100%        715,232             100%

Cost of Goods Sold                    872,293              60%        469,780              65%
                                 ------------    ------------    ------------    ------------
Gross Profit                          574,405              40%        245,452              35%
                                 ------------    ------------    ------------    ------------

Operating Expenses
 General and Administrative           806,586              55%        310,980              43%
 Interest and Bank Charges             24,532               1%         16,814               2%
 Amortization                          33,809               2%         30,825               4%
                                 ------------    ------------    ------------    ------------
      Total operating expenses        864,927              59%        358,619              50%
                                 ------------    ------------    ------------    ------------

      Operating income (loss)        (290,522)           -20%        (113,167)           -15%
                                 ------------    ------------    ------------    ------------

Comparison of three-month period ended February 29, 2004 to three-month period ended February 28, 2003.

Revenues. Our total revenues for the three-month period ended February 29, 2004 were $1,446,698, an increase of 102 % or $731,466 over the same period in 2003. Our new location in San Jose, California contributed 58% or $421,936 of our increase in revenue. Our revenue from recycling services increased 33% or $25,750from the same period in 2003. Our revenue from Canadian operations increased by 20% over the same period in 2003 or $175,261. This change was due to increases in revenue for recycling services of $25,750, general resale revenue from telecom and computer equipment of $83,333, and $81,837 in broker and consignment revenue.

Gross margins increased five percent or $328,953 over the same period last year. This increase reflects the continuing shift into recycling and consignment contracts. Consignment sales provide higher margins by providing us with exclusive rights to equipment. Exclusivity allows us more time to find more competitive buyers generally resulting in a higher sales price. Recycling is a new and growing business unit that normally provides higher margins.

General and Administrative ("G&A") Expenses. Our G&A expenses for the three-month period ended February 29, 2004 totalled $806,586, an increase of 159% or $495,606, over the three-month period ended February 28, 2003. The increase in our G&A costs was caused primarily by: (1) additional G&A costs for our office in San Jose $223,050; (2) expenses to start up our new office for Mexico City of $43,000; (3) $76,676 in consulting and travel costs, arising from business development, as well as increased costs associated with being a public company; and (4) additional wage expenses due to additional resources working in the recycling facility in Rimbey, Alberta. We also increased our sales force by four (two Account Executives located in Toronto as well as one in Florida and one in Oregon).

Interest and Bank Charges. Our interest and bank charges for the three-month period ended February 29, 2004 totalled $24,532, an increase of 45% or $7,718 over the three-month period ended February 28, 2003. The increase of $7,718 was caused primarily from increased financing for equipment purchased for our Recycling Facility in Rimbey, Alberta.

Depreciation and Amortization. Our depreciation expense for the three-month period totaled $33,809, an increase of 9% or $2,984 over the three-month period ended February 28, 2003. This change reflects increased purchases of building and equipment for the Rimbey recycling facility.

Operating Income/Loss. We had an operating loss of $290,522 for the three-month period ended February 29, 2004, as compared to an operating loss of $113,167 during the same period last year. The loss was primarily due to an increase in salary costs, increased professional fees and costs associated with new offices in San Jose, California and Mexico City, Mexico.

Liquidity and Capital Resources

Analysis of the three-month period ended February 29, 2004

Our Consolidated Statements of Cash Flows detail the cash flows from operating, investing and financing activities. Primary sources of funding for our operations and growth have been generated from current operations and the issuance of capital stock, proceeds from promissory notes, and increase in bank indebtedness. As of February 29, 2004, we had cash and cash equivalents of $94,643, a decrease of $22,116 for the period. The decrease in cash of $22,116 resulted primarily from cash used in operations of $476,736 and the acquisition of property and equipment for our recycling facility of $153,340. This decrease was offset by the sale of capital stock of $324,850 and proceeds from promissory notes of $191,088.

Cash Flows used in Operating Activities. Our net cash used in operating activities was $476,736 for the three-month period ended February 29, 2004. During this period, our working capital had a decrease in cash flow of $186,214, which was caused principally by an increase in accounts receivable of $249,225 and an increase in other miscellaneous working capital items of $8,099. It was offset partially by an increase in accounts payable and accrued liabilities of $37,301. Finally, our net loss, which was adjusted for depreciation, resulted in cash usage of $256,713 and was driven by increased expenses in salaries, professional fees, and development of new businesses in the US and Mexico.

Cash from Investing Activities. Net cash used in our investing activities for the three-month period ended February 29, 2004 was $153,340 and resulted from purchases in equipment for our recycling facility in Rimbey Alberta and new management information software for the corporation.

Cash Provided by Financing Activities. Net cash provided in our financing activities for the three-month period ended February 29, 2004 was $614,723. Of this, $324,850 was due to the issuance of common stock, $191,088 was due to promissory notes (payable to shareholders), and $130,718 was due to an increase in our line of credit.

Related Party Transactions. For the three-month period ended February 29, 2004 the following related parties made advances to the corporation in the form of promissory notes: Rick Shrum ($45,698), Shelley Whatmore ($30,465) and 746459 Alberta Ltd, a corporation wholly owned by Charles Whatmore ($114,870).

Subsequent Events. Subsequent to the end of the first quarter, $508,000, bearing interest at seven percent, was advanced by non-related parties in the form of promissory notes. A total payment of $408,000 is due on July 5, 2004. The remaining $100,000 is due on September 5, 2004.

Other. The following table summarizes our contractual cash obligations at February 29, 2004 and the effect these obligations are expected to have on our liquidity and cash flow in future periods:

                      Payments Due by Period (in dollars)

--------------------------------------------------------------------------------
Contractual Cash                  Less than                              After
Obligations         Total         1 Year      2-3 Years     4-5 Years    5 Years
--------------------------------------------------------------------------------
Promissory Notes    $ 191,088     $191,088           $0          $0           $0

--------------------------------------------------------------------------------
Line of Credit        569,286           $0           $0           $0          $0
--------------------------------------------------------------------------------
Long Term Debt        726,318      135,440      354,527      124,084     112,267
--------------------------------------------------------------------------------
Total                 917,406      326,528      354,527      124,084     112,267
Contractual
Cash
--------------------------------------------------------------------------------


ITEM 3. CONTROLS AND PROCEDURES

Prior to the date of filing of this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this  Quarterly  Report on Form  10-QSB,  there is no material
proceeding  as  to  which  any  of  our  directors,   officers,   affiliates  or
stockholders is a party adverse to our company.

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

ITEM 2. CHANGES OF SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Each issuance set forth below was made in reliance upon the exemptions from registration requirements of the Securities Act of 1933, as amended, contained in Section 4(2) on the basis that such transactions did not involve a public offering. When appropriate, we determined that the purchasers of securities described below were sophisticated investors who had the financial ability to assume the risk of their investment in our securities and acquired such securities for their own account and not with a view to any distribution thereof to the public. Where required by applicable law, the certificates evidencing the securities bear legends stating that the securities are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

In December 2003, we issued a total of 130,000 shares of our common stock, at a purchase price of $1.00 per share, to the following persons for a total offering proceeds of $260,000:

       NAME                     SHARES            PRICE              AMOUNT
-----------------          ---------------- ------------------ -----------------

Martha & Robert Bachman         10,000             1.00             $  10,000
Janlink Limited                120,000             1.00               120,000
Total                          130,000             1.00               130,000

Pursuant to the Maxus Technology Corporation Stock Option Plan, the corporation granted stock options to non-management employees and to management as provided below to purchase an aggregate of 1,539,000 shares of common stock:

                                          Date of          Incentive      Non Qualifying     Exercise       Vesting     Expiration
       Name            Position            Grant            Options           Options         Price          Date          Date
       ----            --------            -----            -------           -------         -----          ----          ----
David Smith       Chief Executive      December 15, 2003    225,000                           $1.09      December 15,   December 15,
                  Officer                                                                                    2004          2008

Shelley Whatmore  President            December 15, 2003                      150,000         $0.99      December 15,   December 15,
                                                                                                             2004          2008

James Ross        Chief Financial                                                                        December 15,   December 15,
                  Officer              December 15, 2003                      150,000         $0.99         2004           2008

Gary Powers       Chief Operating                                                                        December 15,   December 15,
                  Officer              December 15, 2003                      150,000         $0.99         2004           2008

Charles Whatmore  Vice President -     December 15, 2003                      100,000         $0.99      December 15,   December 15,
                  Business                                                                                  2004           2008
                  Development


                                 Date of        Incentive     Non Qualifying    Exercise        Vesting        Expiration
      Position                    Grant           Options        Options         Price           Date            Date
      --------                    -----           -------        -------         -----           ----            ----
Non-management Employees     December 15, 2003    155,000        549,000         $0.99       December 15,     December 15,
                                                                                                2004             2008

Non-management Employees     January  31, 2004                    60,000         $1.20       February 28,     February 28,
                                                                                                2005             2009

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

         3.1      Certificate of Incorporation*
         3.2      Certificate of Amendment of Certificate of Incorporation
         3.3      Bylaws*
         31.1 CEO Certification Pursuant To Section 302 Of The Sarbanes - Oxley Act Of 2002.
         31.2 CFO Certification Pursuant To Section 302 Of The Sarbanes - Oxley Act Of 2002.
         32.1 CEO Certification Pursuant To Section 906 Of The Sarbanes - Oxley Act Of 2002.
         32.2 CFO Certification Pursuant To Section 906 Of The Sarbanes - Oxley Act Of 2002.

         * Previously filed as an exhibit to the Corporations' registration statement on form SB-2 as filed with the SEC, March 17, 1999, which is incorporated herein by reference.

(b)      Reports on Form 8-K

The Corporation filed a Current Report on Form 8-K/A with the SEC on January 23, 2004 to include Pro Forma Financial Information for a previously filed Form 8-K that was filed with the SEC on November 20, 2003, reporting the change in control of the Corporation, change in the Corporation's certifying accountant, Financial Statements, and Exhibits.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    Maxus Technology Corporation

Dated: April 14, 2004                               By: /s/ David Smith
                                                       -------------------
                                                       David Smith
                                                       Chief Executive Officer