Form 10QSB
period 2004-05-31
MAXUS TECHNOLOGY CORP
filed 2004-07-20
CIK 1054709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2004

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


          Issuer telephone number, including area code: (408) 782 -2005

         Securities registered under Section 12 (b) of the Exchange Act:

                                      None

         Securities registered under Section 12 (g) of the Exchange Act:

         Title                                             Name of Exchange
         --------------                               --------------------------

         Common Stock, par value $0.001 per share               None


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. [X] Yes [ ] No

As of May 31, 2004, 21,790,650 shares of the Issuer's Common Stock $0.001 par value were outstanding.

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

         ITEM 3. CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

         ITEM 2. CHANGES OF SECURITIES AND SMALL BUSINESS ISSUER
         PURCHASES OF EQUITY SECURITIES

         ITEM 6. EXHIBITS, REPORTS ON FORM 8-K

SIGNATURES

                          MAXUS TECHNOLOGY CORPORATION
                        (Formerly Medinex Systems, Inc.)
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                   MAY 31,2004

                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                          MAXUS TECHNOLOGY CORPORATION
                        (Formerly Medinex Systems, Inc.)
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                   MAY 31,2004

                        (Amounts expressed in US Dollars)
                                   (Unaudited)









                                TABLE OF CONTENTS



Interim Consolidated Balance Sheets as of May 31, 2004 and
    November 30, 2003                                                      3 - 4

Interim Consolidated Statements of Operations for the three month period ended
    May 31, 2004 and May 31, 2003                                              5

Interim Consolidated Statements of Operations for the six month period ended
    May 31, 2004 and May 31, 2003                                              6

Interim Consolidated Statements of Cash Flows for the six month period ended
    May 31, 2004 and May 31, 2003                                              7

Interim Consolidated Statements of Changes in Stockholders' Deficiency for the
    Six months ended May 31, 2004 and the year ended November 30, 2003.        8

Condensed Notes to Consolidated Financial Statements                      9 - 15

MAXUS TECHNOLOGY CORPORATION
(Formerly Medinex Systems, Inc)
Interim Consolidated Balance Sheets
As of May 31, 2004 and November 2003
(Amounts expressed in US Dollars)
(Unaudited)
                                                May 31, 2004   November 30, 2003

                                                      $                $

                              ASSETS
CURRENT ASSETS

    Cash                                             197,436             116,759
    Marketable and other securities                      924                 970
    Accounts receivable                              584,048             420,477
    Income taxes recoverable                           6,631              17,959
    Inventory                                        135,662              74,703
    Prepaid expenses                                  33,640              12,078
                                               -------------       -------------


                                                     958,341             642,946

LOAN RECEIVABLE                                       10,238              10,744

PROPERTY, PLANT AND EQUIPMENT                      1,139,010           1,025,674
                                               -------------       -------------








                                                   2,107,589           1,679,364
                                               =============       =============






     See condensed notes to the interim consolidated financial statements.



APPROVED ON BEHALF OF THE BOARD

                                     Director
-------------------------------------

                                     Director
-------------------------------------

MAXUS TECHNOLOGY CORPORATION
(Formerly Medinex Systems, Inc)
Consolidated Balance Sheets
As of May 31, 2004 and November 2003
(Amounts expressed in US Dollars)
(Unaudited)
                                                 May 31, 2004  November 30, 2003

                                                      $                $

                            LIABILITIES
CURRENT LIABILITIES

    Bank indebtedness                                 506,048           450,312
    Accounts payable and accrued liabilities          429,722           377,118
    Current portion of long-term debt                  64,054           138,850
    Deferred Revenue                                   56,660
    Promissory Notes                                  503,532
                                               --------------    --------------


                                                    1,560,016           966,280

LONG-TERM DEBT                                        607,488           637,465

CONVERTIBLE PROMISSORY NOTE                           170,000

DUE TO RELATED CORPORATIONS                           880,780           728,439
                                               --------------    --------------


                                                    3,218,284         2,332,184
                                               --------------    --------------




                     STOCKHOLDERS' DEFICIENCY

CAPTIAL STOCK                                         217,907           213,609

ADDITIONAL PAID-IN-CAPITAL                            438,097           117,545

ACCUMULATED OTHER COMPREHENSIVE LOSS                  (48,065)          (96,552)

DEFICIT                                            (1,718,634)         (887,422)
                                               --------------    --------------


                                                   (1,110,695)         (652,820)
                                               --------------    --------------


                                                    2,107,589         1,679,364
                                               ==============    ==============





     See condensed notes to the interim consolidated financial statements.

MAXUS TECHNOLOGY CORPORATION
(Formerly Medinex Systems, Inc)
Interim Consolidated Statements of Operations
For the three months periods ended May 31,2004 and May 31, 2003
(Amounts expressed in US Dollars)
(Unaudited)
                                                   Three Months    Three Months
                                                          ended           ended
                                                   May 31, 2004    May 31, 2003
                                                          $               $

SALES                                                 1,455,821       1,143,210

    Cost of sales                                       885,444         686,761
                                                    -----------     -----------


GROSS PROFIT                                            570,377         456,449
                                                    -----------     -----------


OPERATING EXPENSES

    General and administrative expenses               1,054,558         511,659
    Long-term debt interest                              20,348          19,363
    Amortization                                         36,160          39,536
                                                    -----------     -----------


                                                      1,111,066         570,558
                                                    -----------     -----------



NET LOSS                                               (540,689)       (114,109)
                                                    ===========     ===========



Net loss per share, basic and diluted                     (0.02)          (0.01)
                                                    ===========     ===========


Weighted average common shares outstanding           21,790,650      15,000,000
                                                    ===========     ===========




     See condensed notes to the interim consolidated financial statements.

MAXUS TECHNOLOGY CORPORATION
(Formerly Medinex Systems, Inc)
Interim Consolidated Statements of Operations
For the six months periods ended May 31,2004 and May 31, 2003
(Amounts expressed in US Dollars)
(Unaudited)

                                                     Six Months      Six Months
                                                          ended           ended
                                                   May 31, 2004    May 31, 2003
                                                          $               $

SALES                                                 2,902,519       1,858,442

    Cost of sales                                     1,757,737       1,156,541
                                                    -----------     -----------


GROSS PROFIT                                          1,144,782         701,901
                                                    -----------     -----------


OPERATING EXPENSES

    General and administrative expenses               1,861,144         822,639
    Long-term debt interest                              44,880          36,177
    Amortization                                         69,969          70,361
                                                    -----------     -----------

                                                      1,975,993         929,177



NET LOSS                                               (831,212)       (227,276)
                                                    ===========     ===========


Net loss per share, basic and diluted                     (0.04)          (0.02)
                                                    ===========     ===========


Weighted average common shares outstanding           21,728,027      15,000,000
                                                    ===========     ===========




     See condensed notes to the interim consolidated financial statements.




MAXUS TECHNOLOGY CORPORATION
(Formerly Medinex Systems, Inc)
Interim Consolidated Statement of Cash Flows
For the six month periods ended May 31,2004 and May 31, 2003
(Amounts expressed in US Dollars)
(Unaudited)
                                                               Six months      Six Months
                                                                    Ended           Ended
                                                             May 31, 2004    May 31, 2003
                                                                    $               $
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                     (831,212)       (227,276)
    Adjustments for items not affecting cash
         Amortization                                              69,969          70,361
         (Increase) decrease in accounts receivable              (183,387)        (29,992)
         (Increase) decrease in inventory                         (64,474)       (131,238)
         (Increase) decrease in prepaid expenses                  (22,123)         12,930
         Increase (decrease) in accounts payable and accrued
             liabilities                                           69,301         (93,375)
         Increase (decrease) in income taxes                       10,484          (2,719)
         Increase (decrease) in deferred revenue                   56,660
                                                               ----------      ----------


    Net cash used in operating activities                        (894,781)       (401,309)
                                                               ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                        (231,560)        (80,559)
                                                               ----------      ----------


    Net cash used in investing activities                        (231,560)        (80,559)
                                                               ----------      ----------


CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from issuance of capital stock                       324,850            --
    Proceeds from convertible promissory notes                    170,000
    Proceeds from promissory notes                                503,532
    Proceeds from (repayment of) to related corporations          186,558         104,035
    Proceeds from (repayment of) long-term debt                   (68,190)        301,880
    Increase in bank indebtedness                                  76,917          21,584
                                                               ----------      ----------


    Net cash provided by financing activities                   1,193,667         427,499
                                                               ----------      ----------


    EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES               13,351           6,952
                                                               ----------      ----------


    NET INCREASE (DECREASE) IN CASH                                80,677         (47,417)

        Cash, beginning of year                                   116,759          47,417
                                                               ----------      ----------


    CASH, END OF PERIOD                                           197,436            --
                                                               ==========      ==========



INCOME TAXES PAID                                                     NIL             NIL
                                                               ==========      ==========
INTEREST PAID                                                      44,840          36,177
                                                               ==========      ==========


     See condensed notes to the interim consolidated financial statements.




MAXUS TECHNOLOGY CORPORATION
Formerly Medinex Systems Inc.)
Consolidated Statements of Changes in Stockholders' Deficiency
For the six months period ended May 31, 2004 and the year ended November 30,2003
(Amounts expressed in US dollars)

(Unaudited)                                  Common                    Additional                                  Accumulated
                                              Stock         Common        Paid-In       Retained                         Other
                                          Number of          Stock        Capital       Earnings  Comprehensive  Comprehensive
                                             Shares         Amount     (Discount)      (Deficit)           Loss           Loss
                                        -----------    -----------    -----------    -----------    -----------    -----------
                                                            $              $              $              $              $

Balance as of November 30, 2002          20,365,288        203,653       (203,590)       (82,240)          --          (10,846)

    Reverse stock split 1:100           (20,161,635)      (201,616)       201,616           --             --             --
    Issuance of shares                   31,000,000        310,000       (310,000)          --             --             --
    Cancellation of shares              (25,000,000)      (250,000)       250,000           --             --             --
    Shares issued pursuant to reverse
        acquisition                      15,000,000        150,000         78,891           --             --             --
    Shares issued pursuant to private
        placement                           157,230          1,572        100,628           --             --             --

    Foreign currency translation               --             --             --             --          (85,706)       (85,706)
    Net loss for the year                      --             --             --         (805,182)      (805,182)          --
                                        -----------    -----------    -----------    -----------    -----------    -----------

Balance as of November 30, 2003          21,360,883        213,609        117,545       (887,422)      (890,888)       (96,552)
                                                                                                    ===========
    Issuance of shares                      429,767          4,298        320,552
                                        -----------    -----------    -----------    -----------    -----------    -----------
    Foreign currency translation                                                                         48,487         48,487
    Net loss for the period                                                             (831,212)      (831,212)

Balance as of May 31, 2004               21,790,650        217,907        438,097     (1,718,634)      (782,725)       (48,065)
                                        ===========    ===========    ===========    ===========    ===========    ===========




     See condensed notes to the interim consolidated financial statements.

MAXUS TECHNOLOGY CORPORATION
(Formerly Medinex Systems, Inc.)
Condensed Notes to Interim Consolidated Financial Statements
May 31, 2004
(Amounts expressed in US Dollars)
(Unaudited)



1.   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

          Concurrently with this transaction, Medinex changed its year end to coincide with those of its subsidiaries. The comparative financial statements are those of 901133, the accounting acquirer. On March 24, 2004, the Corporation changed its name to Maxus Technology Corporation. MAXUS TECHNOLOGY CORPORATION (Formerly Medinex Systems, Inc.) Condensed Notes to Interim Consolidated Financial Statements May 31, 2004 (Amounts expressed in US Dollars) (Unaudited)

     b)   Management's plans to mitigate certain adverse financial conditions

          As at year-end, and for the six month period ended May 31, 2004 there were certain indicators in the financial statements of adverse financial conditions. These include:

          i.   Recurring operating losses
          ii.  Stockholders' deficiency
          iii. Working capital deficiency


          Management has initiated certain plans, which it believes will mitigate and alleviate these adverse conditions and events including:

          i.   Expansion of the recycling business
          ii.  Implementation of cost-cutting measures
          iii. Ongoing negotiations for alternative sources of financing

     c)   Basis of Consolidation

          The interim consolidated financial statements as of May 31, 2004 include the accounts of Maxus Technology Corporation, and its wholly-owned subsidiaries: 901133 Alberta Ltd., Maxus Technology Inc., Triple-Too Communications Inc., Maxus Technology S DE RL DE CV, Maxus Holdings, Inc., Maxus Technology, Inc. and Maxus (Nova Scotia) Company. All material inter-company accounts and transactions have been eliminated.

3.   (a) Accounting for Stock-Based Compensation

     In December 1995, SFAS No. 123, Accounting for Stock-Based Compensation, was issued. It introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize stock-based compensation expenses to employees based on the new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules continued in Accounting Principles Board Option No. 25, Accounting for stock issued to employees. However, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. SFAS No. 123 is effective for financial statements for fiscal years beginning after December 31, 1995. The company has adopted the disclosure provisions of SFAS No. 123. SFAS No. 123 was amended by SFAS No. 148 which requires more prominent disclosure of stock based compensation.

MAXUS TECHNOLOGY CORPORATION
(Formerly Medinex Systems, Inc.)
Condensed Notes to Interim Consolidated Financial Statements
May 31, 2004
(Amounts expressed in US Dollars)
(Unaudited)




     (b)  STOCK OPTION PLANS

          On March 24, 2004, a stock option plan (the "plan") was approved at the Corporation's annual general meeting pursuant to which 2,000,000 shares of Common Stock were reserved for issuance. Options may be granted to full-time employees, directors and advisors of the Corporation and its subsidiaries.

     WEIGHTED
     AVERAGE
                                                                        EXERCISE
                                                            OPTIONS       PRICE


     Options outstanding at November 30, 2003                      0         0

     Options granted to key employees and directors        1,539,000      1.03

     Options forfeited during the period                      34,000       .99

     Options outstanding at May 31, 2004                   1,505,000      1.03

     Options exercisable at May 31,2004                            0         0

     Options available for future grant at May 31, 2004      495,000

MAXUS TECHNOLOGY CORPORATION
(Formerly Medinex Systems, Inc.)
Condensed Notes to Interim Consolidated Financial Statements
May 31, 2004
(Amounts expressed in US Dollars)
(Unaudited)

    c) Range of Exercise Prices at May 31, 2004

Range of      Outstanding      Weighted       Options             Options
Exercise      Options          Average        Outstanding         Exercisable
Prices                         Remaining      Average             Exercise
                               Life           Exercise Price      Price


$.99-$1.20    1,505,000        4.56 Years     $1.03               N/A


     d)   Pro-forma net income

          At May 31, 2004, the company had implemented a stock-based employee compensation plan. The company accounts for those plans under the recognition and measurement principles of APB Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123 Accounting for Stock-Based Compensation, to stock-based employee compensation. SFAS No.123 was amended by SFAS No. 148 which requires more prominent disclosure of stock based compensation.

                                     Six months ended      Three months ended
                                         May 31, 2004            May 31, 2004


            Net loss, as reported            (831,212)               (540,689)

            Deduct:  Total stock-based
            employee compensation expense
            determined under fair value
            based method for all awards       119,362                 119,362
                                             --------                --------
            Pro forma net loss               (950,574)               (660,051)
                                             ========                ========
          Earnings per share:
            Basic and fully diluted
               loss per share, as reported      (0.04)                  (0.02)
                                             ========                ========


          pro forma loss per share              (0.04)                  (0.03)
                                             ========                ========

MAXUS TECHNOLOGY CORPORATION
(Formerly Medinex Systems, Inc.)
Condensed Notes to Interim Consolidated Financial Statements
May 31, 2004
(Amounts expressed in US Dollars)
(Unaudited)

     d)   Black Scholes Assumptions

          The fair value of each option grant used for purposes of estimating the pro forma amounts summarized above is estimated on the date of grant using the Black-Scholes option price model with the weighted average assumptions shown in the following table:

                                                                    2004 GRANTS
                                                                  --------------
          Risk free interest rates                                         1.17%
          Volatility factors                                      52.42% -60.91%
          Weighted average expected life                                5 Years
          Weighted average fair value per share                             1.03
          Expected dividends                                                 Nil
                                                                  --------------






4).  CONTINGENCY

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

MAXUS TECHNOLOGY CORPORATION
(Formerly Medinex Systems, Inc.)
Condensed Notes to Interim Consolidated Financial Statements
May 31, 2004
(Amounts expressed in US Dollars)
(Unaudited)




5.   CONVERTIBLE PROMISSORY NOTES

     The convertible promissory notes are payable to a shareholder, and is for an amount of up to US $500,000 and bears interest at 6% per anum, compounded annually. The note is due and payable on December 31,2005 At the option of the company, the unpaid principal amount of the note, including all accrued and unpaid interest, during the period commencing 30 days prior to December 31, 2005, can be converted into common stock based on the closing price on the date of conversion.

6.   PROMISSORY NOTES

     The notes are payable to certain third party individuals and bear interest at 7% per annum and mature during August and September 2004.



7.   SIGNIFICANT EVENTS

(a) The Corporation has entered into a Letter of Intent, pursuant to which the Corporation would acquire 75% of the common shares of UDT Korea Ltd ("UDT"), of Seoul, South Korea. The transaction is expected to close in July 2004. The terms are as follows:

     (i) Subject to satisfactory due diligence, the Corporation and UDT will negotiate in good faith a definitive agreement (the "Agreement") pursuant to which, at closing ("Closing"), the Corporation shall acquire 75% of the outstanding shares of UDT. In exchange, the Corporation shall pay the shareholders owning 75% of UDT at the closing of the transactions contemplated by the Agreement total consideration 1 million common shares of the Corporation.

     (ii) Further, the Corporation will issue 200,000 options to acquire common shares of the Corporation at the market price on the day of closing to the key principals and employees of UDT in amounts to be determined.

     (iii)In addition, up to 100,000 performance shares will be issued to the President of UDT based on the financial performance of UDT in 2004. Twenty Thousand common shares in the Corporation will be issued for every $100,000 in Net Profit generated by UDT up to 100,000 shares.


(b) The Corporation has also entered into a Letter of Intent, pursuant to which the Corporation would acquire 100% of the common shares of SQS Logistics ("SQS"), of Hayward, California. The transaction is expected to close in July 2004. The terms are as follows:

MAXUS TECHNOLOGY CORPORATION
(Formerly Medinex Systems, Inc.)
Condensed Notes to Interim Consolidated Financial Statements
May 31, 2004
(Amounts expressed in US Dollars)
(Unaudited)

     (i) Subject to satisfactory due diligence, the Corporation would acquire 100% of the outstanding capital stock of SQS In exchange, the Corporation shall pay the shareholders owning 100% of SQS at the closing of the transactions contemplated by the Agreement for total consideration of 50,000 common shares of the Corporation.

     (ii) Further, the Corporation will issue to the key principals of SQS options to acquire up to 50,000 shares of the Corporation's common stock at the market price on the day of closing subject to normal restrictions on resale.

     (iii)In addition, up to 1,000,000 performance shares will be issued to a principal of SQS based on the financial performance of SQS in 2004 and 2005 based on the following schedule:

          - Five Thousand common shares will be issued for every $100,000.00 in Net Profit generated by SQS up to $5,000,000.00.

          - Ten Thousand  common shares will be issued for every  $150,000.00 in
          Net  Profit  generated  by  SQS  over   $5,000,000.00  but  less  than
          $10,000,000.00.

          - Twenty Thousand common shares will be issued for every $500,000.00 in Net Profit generated by SQS over $10,000,000.00.

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

Consignment sales generally involve contracts that result in end of life and surplus equipment being delivered to us on consignment for potential sale. If the equipment is sold, revenues from the sale are divided between us and the client as agreed. If the equipment is not sold by a pre-determined date, the client will often contract with us to recycle the equipment in our recycling division. In the three-month period ended May 31, 2004, these customer relationships generated an aggregate of $159,724 in revenue. We expect this to be a growing part of our business.

Broker sales involve transactions whereby the equipment is procured and sold in one transaction. We act as a broker by finding a seller for the equipment. The equipment is often shipped directly to the buyer from the seller. In the three-month period ended May 31, 2004, we generated $163,539 in revenue through broker sales.

Equipment resale represents sales of equipment stored at our warehouse. This equipment may include written off inventory or equipment bought for inventory. Revenue for equipment resale in the three-month period ended May 31, 2004 was $902,173.

Other sales primarily consist of revenue generated from recycling revenue. Maxus established a facility for the tear down and dismantling of electronic waste including computers, telephones, cell phones, printers, and photocopiers. Revenue is generated from circuit board teardown, re-sales of metals, sales of parts and certified destruction. During the three-month period ended May 31, 2004, we generated $230,385 in revenue.

Our growth strategy is three fold. Firstly, we will continue to pursue longer-term consignment contracts with large companies. Secondly, we intend to expand our recycling division to take advantage of proposed government legislation and increased environmental sensitivity of large corporations. Finally, we intend to increase the amount of revenue generated through broker sales and equipment resale.





                                    For the                         For the
                                  Three Month                     Three Month
                                 Period Ended                    Period Ended
                                   05/31/04                        05/31/03
                                      $          % of Revenue         $          % of Revenue

Revenue                             1,455,821            100%       1,143,210            100%

Cost of Goods Sold                    885,444             61%         686,761             60%

                                 ------------    ------------    ------------    ------------
Gross Profit                          570,377             39%         456,449             40%
                                 ------------    ------------    ------------    ------------

Operating Expenses
 General and Administrative         1,054,558             72%         511,659             45%
 Interest and Bank Charges             20,348              1%          19,363              2%
 Amortization                          36,160              3%          39,356              3%
                                 ------------    ------------    ------------    ------------
      Total Operating Expenses      1,111,066             76%         570,558             50%
                                 ------------    ------------    ------------    ------------

                                 ------------    ------------    ------------    ------------
      Operating income (loss)        (540,689)           -37%        (114,109)           -10%
                                 ------------    ------------    ------------    ------------


Comparison of three-month period ended May 31, 2004 to three-month period ended May 31, 2003.

Revenues. Our total revenues for the three-month period ended May 31, 2004 were $1,455,821, an increase of 27 % or $312,611 over the same period in 2003. Our San Jose, California based operations contributed $738,633 or 51% of our total revenue. Our Canadian based operations generated revenue was $717,188 or approximately 49 % of our revenue. This is a decrease of $426,022 over the same period in the preceding year. In Canada, revenue from our resale of computer and telecom equipment decreased $492,681 as compared to the same period in the preceding year. Offsetting this decrease, our revenue from recycling services increased 33% or $66,659 from the same period in 2003. We have yet to see any external revenue from our Mexican operations, but the office has been supplying our US facility with product that has been subsequently resold to other customers.

Gross Margins were approximately 39%, similar to the same period in 2003. Increased sales resulted in $113,298 additional gross profit or an increase of 25% over the same period last year. Strengthening margins reflect the continuing shift into recycling and consignment contracts. Consignment sales provide higher margins by providing us with exclusive rights to equipment. Exclusivity allows us more time to find more competitive buyers generally resulting in a higher sales price. Recycling is a growing business unit that normally provides higher margins.

General and Administrative ("G&A") Expenses. Our G&A expenses for the three-month period ended May 31, 2004 totalled $1,054,558, an increase of 106% or $542,889, over the three-month period ended May 31, 2003. The increase in our




G&A costs was primarily caused by the following factors: (1) additional G&A costs for our office in San Jose of $180,514; (2) expenses for our office for Mexico City of $73,491; (3) incurring $110,462 in additional legal and audit fees over 2003, as a result of being a public company, (4) $15,794 in additional travel costs, which were due to business development,; (5)$101,183 in additional wage expenses due to additional resources working in the recycling facility in Rimbey, Alberta; and (6) an additional $61,455 in marketing and promotion spending, of which, $56,290 can be attributed to our new marketing campaign.

Interest and Bank Charges. Our interest and bank charges for the three-month period ended May 31, 2004 totalled $20,348, an increase of 5% or $985 over the three-month period ended May 31, 2003. The increase of $985 was caused primarily from short term notes receivable received during the quarter for working capital.

Depreciation and Amortization. Our depreciation expense for the three-month period totalled $36,160, a decrease of 8% or $3,196 over the three-month period ended May 31, 2003. There were very little additions to fixed assets with the exception of plant assets. Depreciation for these assets will begin when all these assets are operational in August 2004.


Operating Income/Loss. We had an operating loss of $540,689 for the three-month period ended May 31, 2004, as compared to an operating loss of $114,109 during the same period last year. The loss was primarily due to: (1) increased spending on legal and accounting fees (related to being a public company), (2) increased marketing, promotion and travel expenses, and (3) increased overhead associated with establishing additional facilities in San Jose, California and Mexico.

                                    For the                         For the
                                   Six Month                       Six Month
                                 Period Ended                    Period Ended
                                   05/31/04                        05/31/03
                                      $          % of Revenue         $          % of Revenue
Revenue                             2,902,519            100%       1,858,442            100%

Cost of Goods Sold                  1,757,737             61%       1,156,541             62%

                                 ------------    ------------    ------------    ------------
Gross Profit                        1,144,782             39%         701,901             38%
                                 ------------    ------------    ------------    ------------

Operating Expenses
 General and Administrative         1,861,144             64%         822,639             44%
 Interest and Bank Charges             44,880              1%          36,177              2%
 Amortization                          69,969              2%          70,361              4%

                                 ------------    ------------    ------------    ------------
      Total Operating Expenses      1,975,993             67%         929,177             50%
                                 ------------    ------------    ------------    ------------

                                 ------------    ------------    ------------    ------------
      Operating income (loss)        (831,211)           -28%        (227,276)           -12%
                                 ------------    ------------    ------------    ------------

Comparison of six-month period ended May 31, 2004 to six-month period ended May 31, 2003.

Revenues. Our total revenues for the six-month period ended May 31, 2004 were $2,902,519, an increase of 56 % or $1,044,077 over the same period in 2003. Our office in San Jose, California contributed $1,160,570 or 40% of our total revenue. Our revenue from our Canadian operations was $1,741,950, or approximately 60 % of our revenue. This is a decrease of $26,788 over last year. We have yet to see any external revenue from our Mexican operations, but the office has been supplying our US facility with product that has been subsequently resold to other customers.

Gross Margins were approximately 39%, an increase of 1% from the same period last year. Increased sales resulted in $442,881 more gross profit or an increase of 63% over the same period last year. Strengthening margins reflect the continuing shift into recycling and consignment contracts. Consignment sales provide higher margins by providing us with exclusive rights to equipment. Exclusivity allows us more time to find more competitive buyers generally resulting in a higher sales price. Recycling is a growing business unit that normally provides higher margins.

General and Administrative ("G&A") Expenses. Our G&A expenses for the six-month period ended May 31, 2004 totalled $1,861,144, an increase of 126% or $1,038,505 over the six-month period ended May 31, 2003. The increase in our G&A costs was caused primarily by the following factors: (1) additional G&A costs for our office in San Jose, California of $368,178; (2) expenses for our office in Mexico City of $89,596. ; (3) incurring $100,176 in additional legal & audit fees over the same period in 2003 resulting from operating as a public company;
(4) $92,470 in additional travel costs, which were due to business  development;
(5)$101,183 in additional wage expenses due to additional resources working in the recycling facility in Rimbey, Alberta; and(6) an additional $38,300 in marketing and promotion spending.

Interest and Bank Charges. Our interest and bank charges for the six-month period ended May 31, 2004 totalled $44,880, an increase of 24% or $8,703 over the six-month period ended May 31, 2003. The increase was caused primarily from long-term debt for equipment for the recycling facility in Rimby Alberta.

Depreciation and Amortization. Our depreciation expense for the six-month period totalled $69,969, a decrease of $392 over the six-month period ended May 31, 2003. There were very little additions to fixed assets with the exception of plant assets. Depreciation for these assets will begin when all these assets are operational in August 2004.

Operating Income/Loss. We had an operating loss of $831,212 for the six-month period ended May 31, 2004, as compared to an operating loss of $227,276 during the same period last year. The loss was primarily due to increased spending on legal and accounting fees (related to being a public company), increased marketing, promotion and travel costs, and the increased overhead associated with establishing additional facilities in San Jose, California and Mexico.

Liquidity and Capital Resources

Analysis of the six-month period ended May 31, 2004.

General. Our Consolidated Statements of Cash Flows detail the cash flows from operating, investing and financing activities. Primary sources of funding for our operations and growth have been generated from current operations, proceeds from promissory notes, and increases in bank indebtedness. As of May 31, 2004, we had cash and cash equivalents of $197,436, an increase of $80,677 for the period. The increase in cash of $80,677 resulted primarily from the sale of capital stock of $324,850, proceeds from promissory notes and short term notes of $670,503, and proceeds from related corporations of $186,558. The increase was offset by cash used in operations of $894,781 and the acquisition of property and equipment for our recycling facility of $231,560.

Cash Flows used in Operating Activities. Our net cash used in operating activities was $894,781 for the six-month period ended May 31, 2004. During this period, our working capital had a decrease in cash flow of $63,569, which was caused principally by an increase in accounts receivable of $183,387, an increase in inventory of $64,474, and an increase in prepaid expenses of $22,123. It was offset partially by an increase in accounts payable and accrued liabilities of $69,301 and an increase in deferred revenue of $56,660. Finally, our net loss, which was adjusted for depreciation, resulted in cash usage of $761,243 and was driven by increased expenses in salaries, professional fees, and marketing and promotion costs.

Cash from Investing Activities. Net cash used in our investing activities for the six-month period ended May 31, 2004 was $231,560 and resulted from purchases in equipment for our Recycling Facility in Rimbey, Alberta and new management information software.

Cash Provided by Financing Activities. Net cash provided in our financing activities for the six-month period ended May 31, 2004 was $1,193,658. Of this, $324,850 was due to the issuance of common stock, $503,532 was due to promissory notes, 170,000 in convertible promissory notes and $186,558 was due to related party transactions.

Promissory Notes. For the six-month period ended May 31, 2004, short term notes consisted of the following: Doug Evasuik - $100,000, Tracy Topilka - $100,000, Richard Duddlezak - $100,774, Tazbaz Holdings - $202,758. These notes are due from August 5th 2004 to September 5th 2004 and accrue interest at the rate of 7% per year.

Convertible Promissory Notes. For the six-month period ended May 31, 2004, we have promissory note in the principal amount of $170,000 from Janlink Ltd. This note matures on December 31, 2005 and accrues interest at the rate of 7% per annum. This note can be converted into securities at market price at the date of maturity.

Related Party Transactions. For the six-month period ended May 31, 2004, the following related parties made advances in the form of promissory notes: Rick Shrum ($45,698), Shelley Whatmore ($30,465) and 746459 Alberta Ltd, wholly owned by Charles Whatmore, ($114,870).

Significant Events. Maxus Technology Corporation has signed a letter of intent to acquire 75% of common shares of United Data Tech Korea (UDT). UDT processes and recycles computer chips and re-sells them to electronic manufacturing companies in Asia. UDT is located near Seoul Korea. Maxus also signed a Letter of Intent to acquire 100% of the common shares of SQS Logistics located in Hayward California.

Other. The following table summarizes our contractual cash obligations at May 31, 2004 and the effect these obligations are expected to have on our liquidity and cash flow in future periods:

                      Payments Due by Period (in dollars)

-------------------------------------------------------------------------------
Contractual
Cash                          Less than                              After
Obligations      Total        1 Year       2-3 Years    4-5 Years    5 Years
-------------------------------------------------------------------------------
Promissory       $  673,532   $  503,532   $  170,000   $        0   $        0
Notes
-------------------------------------------------------------------------------
Line of Credit      506,048      506,048   $        0   $        0   $        0
-------------------------------------------------------------------------------
Long Term           671,542       64,058      299,423      207,243      100,818
Debt
-------------------------------------------------------------------------------
Total            $1,851,122   $1,073,638   $  469,423   $  207,243   $  100,818
Contractual
Cash
-------------------------------------------------------------------------------

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



Pursuant to the Maxus Technology Corporation Stock Option Plan, the Corporation granted stock options to non-management employees and to management as provided below to purchase an aggregate of 1,505,000 shares of common stock:

                                          Date of          Incentive      Non Qualifying     Exercise       Vesting     Expiration
       Name            Position            Grant            Options           Options         Price          Date          Date
       ----            --------            -----            -------           -------         -----          ----          ----
David Smith       Chief Executive      December 15, 2003    225,000                           $1.09      December 15,   December 15,
                  Officer                                                                                    2004          2008

Shelley Whatmore  President            December 15, 2003                      150,000         $0.99      December 15,   December 15,
                                                                                                             2004          2008

James Ross        Chief Financial                                                                        December 15,   December 15,
                  Officer              December 15, 2003                      150,000         $0.99         2004           2008

Gary Powers       Chief Operating                                                                        December 15,   December 15,
                  Officer              December 15, 2003                      150,000         $0.99         2004           2008

Charles Whatmore  Vice President -     December 15, 2003                      100,000         $0.99      December 15,   December 15,
                  Business                                                                                  2004           2008
                  Development


                                 Date of        Incentive     Non Qualifying    Exercise        Vesting        Expiration
      Position                    Grant           Options        Options         Price           Date            Date
      --------                    -----           -------        -------         -----           ----            ----
Non-management Employees     December 15, 2003    155,000        515,000         $0.99       December 15,     December 15,
                                                                                                2004             2008

Non-management Employees     February 28, 2004                    60,000         $1.20       February 28,     February 28,
                                                                                                2005             2009

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits


         31.1 CEO Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.
         31.2 CFO Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.
         32.1 CEO Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.
         32.2 CFO Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.



(b)      Reports on Form 8-K



None.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    Maxus Technology Corporation

Dated: July 19, 2004                                By: /s/ David Smith
                                                    ----------------------------
                                                    David Smith
                                                    Chief Executive Officer