Form 10QSB
period 2004-08-31
MAXUS TECHNOLOGY CORP
filed 2004-10-20
CIK 1054709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2004

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

                                      None

         Securities registered under Section 12 (g) of the Exchange Act:

Title                                                       Name of Exchange
--------------                                              --------------------

Common Stock, par value $0.001 per share                    None


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. [X] Yes [ ] No

As of August 31, 2004, 21,790,650 shares of the Issuer's Common Stock $0.001 par value were outstanding.

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

The consolidation required by this report can be found immediately following the signature page.


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

Overview

We operate under four significant business units: Consignment Sales, Broker Sales, Equipment Resale, and Other Sales.


Consignment sales generally involve contracts that result in end of life and surplus equipment being delivered to us on consignment for potential sale. If the equipment is sold, profits from the sale are divided between the customer and us as agreed. If the equipment is not sold by a pre-determined date, the client will often contract with us to recycle the equipment in our recycling division. In the three-month period ended August 31, 2004, these customer relationships generated an aggregate of $274,373 in revenue.

Broker sales involve transactions whereby the equipment is procured and sold in one transaction. We act as a broker by finding a seller for the equipment. The equipment is often shipped directly to the buyer from the seller. In the three-month period ended August 31, 2004, we generated a minimal amount of revenue through broker sales.

Equipment resale  represents  sales of equipment  stored at our warehouse.  This equipment may include  written off inventory or equipment  bought for inventory.
Revenue for equipment resale in the three-month period ended August 31, 2004 was
$1,688,306

Other sales primarily consist of revenue generated from recycling. Maxus established a facility for the tear down and dismantling of electronic waste including computers, telephones, cell phones, printers, and photocopiers.
Revenue is generated from circuit board teardown, re-sales of metals, sales of parts and certified destruction. During the three-month period ended August 31, 2004, we generated $170,843 in revenue.

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

                                 For the Three                     For the Three
                                     Month                             Month
                                 Period Ended                      Period Ended
                                   08/31/04                          08/31/03
                                       $           % of Revenue          $           % of Revenue
Revenue                              2,113,522             100%          885,596             100%

Cost of Goods Sold                   1,131,107              54%          559,977              63%

                                 -------------    -------------    -------------    -------------
Gross Profit                           982,415              46%          325,619              37%
                                 -------------    -------------    -------------    -------------

Operating Expenses
 General and Administrative          1,025,949              48%          340,681              38%
 Interest and Bank Charges              52,696               2%            8,897               1%
 Amortization                           36,664               2%           28,867               3%

                                 -------------    -------------    -------------    -------------
      Total Operating Expenses       1,115,221              52%          378,445              42%
                                 -------------    -------------    -------------    -------------

                                 -------------    -------------    -------------    -------------
      Operating income (loss)         (132,806)             -6%          (52,826)             -5%
                                 -------------    -------------    -------------    -------------

Comparison of three-month period ended August 31, 2004 to three-month period ended August 31, 2003.

Revenues. Our total revenues for the three-month period ended August 31, 2004 were $2,113,522, an increase of 171 % or $1,227,926 over the same period in 2003. Our San Jose, California based operations contributed $489,340 or 23% of our total revenue. Our Canadian based operations generated revenue of $1,258,172 or approximately 60 % of our revenue. This is an increase of $372,576 over the same period in the preceding year. In Canada, revenue from our resale of computer and telecom equipment increased $445,064 as compared to the same period in the preceding year. Our revenue from recycling services was $170,843 in 2004 similar to the same period in 2003. External revenue from our operations in Mexico was $44,767 and revenue from our Maxus Korea acquisition was $321,244.

Gross Margins were approximately 46%, up 10% over the same period in 2003 primarily from profitable recycling activity and through increased margins from our Maxus Korea acquisition. Increased sales and margins resulted in $656,796 in additional gross profit or an increase of 200% over the same period last year. Strengthening margins reflect the continuing shift into recycling, consignment contracts and expansion into overseas business. Consignment sales provide higher margins by providing us with exclusive rights to equipment. Exclusivity allows us more time to find more competitive buyers generally resulting in a higher sales price. Recycling is a growing business unit that normally provides higher margins.

General and Administrative ("G&A") Expenses. Our G&A expenses for the three-month period ended August 31, 2004 totalled $1,025,861, an increase of 101% or $685,180, over the three-month period ended Aug 31, 2003. The increase in our G&A costs was primarily caused by the following factors: (1) additional G&A costs for our office in San Jose of $216,921; (2) expenses for our office for Mexico City of $48,422; (3) incurring $114,800 in additional legal and audit fees over 2003, as a result of being a public company, (4) $76,929 in additional travel costs, which were due to business development and financing,; (5) $308,055 in additional wage expenses due primarily to our San Jose office; and
(6) $52,363 in marketing and promotion spending, attributed to our new marketing campaign.

Interest and Bank Charges. Our interest and bank charges for the three-month period ended August 31, 2004 totalled $52,696, an increase of $43,799 over the three-month period ended August 31, 2003. The increase of $43,799 was caused primarily from short term notes receivable received during the quarter for working capital and increased usage of our line of credit .

Depreciation and Amortization. Our depreciation expense for the three-month period totalled $36,664, an increase of $7,797 over the three-month period ended August 31, 2003. There were very little additions to fixed assets with the exception of plant assets. Depreciation for these assets will begin when all these assets are operational.


Operating Income/Loss. We had an operating loss of $169,894 for the three-month period ended August 31, 2004, as compared to an operating loss of $52,826 during the same period last year. The loss was primarily due to: (1) increased spending on legal and accounting fees (related to being a public company), (2) increased marketing, promotion and travel expenses, and (3) increased overhead associated with establishing additional facilities in San Jose, California and Mexico.

                                 For the Nine                    For the Nine
                                    Month                           Month
                                 Period Ended                    Period Ended
                                   08/31/04                        08/31/03
                                       $         % of Revenue         $          % of Revenue
                                 ------------    ------------    ------------    ------------
Revenue                             5,016,041            100%       2,774,038            100%

Cost of Goods Sold                  2,888,844             58%       1,716,518             62%

                                 ------------    ------------    ------------    ------------
Gross Profit                        2,127,197             42%       1,027,529             38%
                                 ------------    ------------    ------------    ------------

Operating Expenses
 General and Administrative         2,887,005             58%       1,163,320             42%
 Interest and Bank Charges             97,576              2%          45,074              2%
 Amortization                         106,633              3%          99,228              4%

                                 ------------    ------------    ------------    ------------
      Total Operating Expenses      3,091,214             63%       1,307,622             48%
                                 ------------    ------------    ------------    ------------

                                 ------------    ------------    ------------    ------------
      Operating income (loss)        (964,017)           -21%        (280,102)           -11%
                                 ------------    ------------    ------------    ------------


Comparison of Nine-month period ended Aug 31, 2004 to Nine-month period ended May 31, 2003.

Revenues. Our total revenues for the nine-month period ended August 31, 2004 were $5,016,041, an increase of 124% or $2,242,003 over the same period in 2003. Our office in San Jose, California contributed $1,160,570 or 23% of our total revenue. Our revenue from our Canadian operations was $3,000,122 or approximately 60 % of our revenue. This is an increase of $226,084 over last year. Our operations in Mexico, provided $44,767 in external revenue and our Maxus Korea acquisition provided $321,244 in revenue.

Gross Margins were approximately 42%, an increase of 4% from the same period last year. Increased sales and margins resulted in $1,099,668 more gross profit or an increase of 107% over the same period last year. Strengthening margins reflect the continuing shift into recycling and consignment contracts and the acquisition of our Maxus Korea operations. Consignment sales provide higher margins by providing us with exclusive rights to equipment. Exclusivity allows us more time to find more competitive buyers generally resulting in a higher sales price. Recycling is a growing business unit that normally provides higher margins.

General and Administrative ("G&A") Expenses. Our G&A expenses for the nine month period ended August 31, 2004 totalled $2,887,005, an increase of 148% or $1,723,685 over the nine-month period ended August 31, 2003. The increase in our G&A costs was caused primarily by the following factors: (1) additional G&A costs for our office in San Jose, California of $590,041; (2) expenses for our office in Mexico City of $103,056; (3) incurring $150,776 in additional legal & audit fees over the same period in 2003 resulting from operating as a public company; (4) $97,731 in additional travel costs, which were due to business development; (5)$592,725 in additional wage expenses due to our San Jose office; and (6) an additional $96,344 in marketing and promotion spending.

Interest and Bank Charges. Our interest and bank charges for the six-month period ended Aug 31, 2004 totalled $97,576, an increase of $52,502 over the nine-month period ended Aug 31, 2003 primarily related to the cost of short term notes and increase line of credit usage.

Depreciation and Amortization. Our depreciation expense for the nine-month period totalled $106,633, an increase of $7,405 over the nine-month period ended Aug 31, 2003. there were some additions of plant equipment and software.

Operating Income/Loss. We had an operating loss of $964,017 for the nine-month period ended Aug 31, 2004, as compared to an operating loss of $280,102 during the same period last year. The loss was primarily due to increased spending on legal and accounting fees (related to being a public company), increased marketing, promotion and travel costs, and the increased overhead associated with establishing additional facilities in San Jose, California and Mexico.

Liquidity and Capital Resources

Analysis of the nine-month period ended Aug 31, 2004.

General. Our Consolidated Statements of Cash Flows detail the cash flows from operating, investing and financing activities. Primary sources of funding for our operations and growth have been generated from proceeds from promissory notes, and increases in bank indebtedness. As of August 31, 2004, we had cash and cash equivalents of $72,881, an increase of $36,566 for the period. The increase in cash resulted primarily from the sale of capital stock of $324,850, proceeds from promissory notes and short term notes of $651,605, proceeds from convertible promissory notes of $219,500 and proceeds from related corporations of $136,333. The increase was offset by cash used in operations of $1,024,688 and the acquisition of property and equipment for our recycling facility of $417,982.

Cash Flows used in Operating Activities. Our net cash used in operating activities was $1,024,688 for the nine-month period ended August 31, 2004. During this period, our working capital had a decrease in cash flow of $43,878, which was caused principally by an increase in accounts receivable of $440,559, and an increase in prepaid expenses of $29,360. It was offset partially by an increase in accounts payable and accrued liabilities of $308,234. Finally, our net loss, which was adjusted for depreciation, resulted in cash usage of $1,024,688 and was driven by increased expenses in salaries, professional fees, and marketing and promotion costs.

Cash from Investing Activities. Net cash used in our investing activities for the nine-month period ended Aug 31, 2004 was $417,982 and resulted from purchases in equipment for our Recycling Facility in Rimbey, Alberta and new management information software.

Cash Provided by Financing Activities. Net cash provided in our financing activities for the nine-month period ended Aug 31, 2004 was $1,395,210. Of this, $324,850 was due to the issuance of common stock, $651,605 was due to promissory notes, 219,500 in convertible promissory notes and $136,333 was due to related party transactions.

Promissory Notes. For the nine-month period ended August 31, 2004, short term notes consisted of the following: Doug Evasuik - $100,000, Tracy Topilka - $100,000, Dawn Holdings (Israel) Ltd. - $100,774, Tazbaz Holdings - $351,605. These notes are due from March 31, 2005 to August 31, 2005 and accrue interest at rate of 7% to 9% per year.

Convertible Promissory Notes. For the nine-month period ended Aug 31, 2004, we have promissory note in the principal amount of $219,500 from Janlink Ltd. This note matures on December 31, 2005 and accrues interest at the rate of 6% per annum. This note can be converted into securities at market price at the date of maturity.


Related Party Transactions. For the nine-month period ended Aug 31, 2004, the following related parties made advances in the form of promissory notes: Rick Shrum ($40,815), Shelley Whatmore ($30,465), 746459 Alberta Ltd, wholly owned by Charles Whatmore, ($114,870) and David Smith ($22,000).


Other. The following table summarizes our contractual cash obligations at Aug 31, 2004 and the effect these obligations are expected to have on our liquidity and cash flow in future periods:

                  Payments Due by Period (in dollars)

--------------------------------------------------------------------------------
Contractual
Cash                            Less than                                 After
Obligations          Total       1 Year      2-3 Years    4-5 Years     5 Years
--------------------------------------------------------------------------------
Promissory        $  651,605   $  651,605   $        0   $        0   $        0
Notes
--------------------------------------------------------------------------------
Line of Credit       451,127      451,127   $        0   $        0   $        0
--------------------------------------------------------------------------------
Long Term            895,557       64,058      495,549      207,243      128,707
Debt
--------------------------------------------------------------------------------
Total             $1,998,289   $1,166,790   $  495,549   $  207,243   $  128,707
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


Pursuant to the Maxus Technology Corporation Stock Option Plan, the Corporation granted stock options to non-management employees and to management as provided below to purchase an aggregate of 1,904,000 shares of common stock:

                                          Date of          Incentive      Non Qualifying     Exercise       Vesting     Expiration
       Name            Position            Grant            Options           Options         Price          Date          Date
       ----            --------            -----            -------           -------         -----          ----          ----
David Smith       Chief Executive      December 15, 2003    225,000                           $1.19      December 15,   December 15,
                  Officer                                                                                    2004          2008

Shelley Whatmore  President            December 15, 2003                      150,000         $0.99      December 15,   December 15,
                                                                                                             2004          2008

James Ross        Chief Financial                                                                        December 15,   December 15,
                  Officer              December 15, 2003                      150,000         $0.99         2004           2008

Gary Powers       Chief Operating                                                                        December 15,   December 15,
                  Officer              December 15, 2003                      150,000         $0.99         2004           2008

Charles Whatmore  Vice President -     December 15, 2003                      100,000         $0.99      December 15,   December 15,
                  Business                                                                                  2004           2008
                  Development



                                 Date of        Incentive     Non Qualifying    Exercise        Vesting        Expiration
      Position                    Grant           Options        Options         Price           Date            Date
      --------                    -----           -------        -------         -----           ----            ----
Non-management Employees     December 15, 2003    120,000        545,000         $0.99       December 15,     December 15,
                                                                                                2004             2008

Non-management Employees     February 28, 2004                    20,000         $1.20       February 28,     February 28,
                                                                                                2005             2009

Non-management Employees     July 1, 2004                        235,000         $1.20       July 1, 2004     July 1, 2004





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


                                                    Maxus Technology Corporation

Dated: October 20,, 2004                            By: /s/ Patrick Mulvey
                                                    ----------------------------
                                                    Patrick Mulvey
                                                    Chief Executive Officer

                          MAXUS TECHNOLOGY CORPORATION
                        (Formerly Medinex Systems, Inc.)
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 August 31,2004

                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                          MAXUS TECHNOLOGY CORPORATION
                        (Formerly Medinex Systems, Inc.)
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 August 31,2004

                        (Amounts expressed in US Dollars)
                                   (Unaudited)





                                TABLE OF CONTENTS



Interim Consolidated Balance Sheets as of August 31, 2004
    and November 30, 2003                                                  1 - 2

Interim Consolidated Statements of Operations for the three
    month period ended August 31, 2004 and August 31, 2003                     3

Interim Consolidated Statements of Operations for the nine
    month period ended August 31, 2004 and August 31, 2003                     4

Interim Consolidated Statements of Cash Flows for the nine
    month period ended August 31, 2004 and August 31, 2003                     6

Interim Consolidated Statements of Changes in Stockholders'
    Deficiency for the nine month period ended August 31, 2004
    and the year ended November 30, 2003.                                      7

Condensed Notes to Interim Consolidated Financial Statements              8 - 12

MAXUS TECHNOLOGY CORPORATION
(Formerly Medinex Systems, Inc)
Interim Consolidated Balance Sheets
As of August 31, 2004 and November 30, 2003
(Amounts expressed in US Dollars)
(Unaudited)
                                            August 31, 2004    November 30, 2003

                                                   $                   $
                                     ASSETS
CURRENT ASSETS

    Cash                                              72,881             116,759
    Marketable and other securities                    7,904                 970
    Accounts receivable                              794,602             420,477
    Income taxes recoverable                           3,985              17,959
    Inventory                                         86,567              74,703
    Prepaid expenses                                 222,585              12,078
                                           -----------------   -----------------

                                                   1,188,524             642,946

GOODWILL                                           1,435,138                --

LOAN RECEIVABLE                                       10,630              10,744

PROPERTY, PLANT AND EQUIPMENT                      1,383,673           1,025,674
                                           -----------------   -----------------





                                                   4,017,965           1,679,364
                                           =================   =================






     See condensed notes to the interim consolidated financial statements.


MAXUS TECHNOLOGY CORPORATION
(Formerly Medinex Systems, Inc)
Consolidated Balance Sheets
As of August 31, 2004 and November 30, 2003
(Amounts expressed in US Dollars)
(Unaudited)
                                                        August 31, 2004     November 30, 2003

                                                               $                    $
                                   LIABILITIES
CURRENT LIABILITIES

    Bank indebtedness                                            896,817              450,312
    Accounts payable and accrued liabilities                     897,426              377,118
    Current portion of long-term debt                             64,058              138,850
    Promissory Notes                                             651,605
                                                       -----------------    -----------------

                                                               2,509,906              966,280

LONG-TERM DEBT                                                   611,999              637,465

CONVERTIBLE PROMISSORY NOTE                                      219,500

DUE TO RELATED CORPORATIONS                                      936,589              728,439
                                                       -----------------    -----------------

                                                               4,277,994            2,332,184
                                                       -----------------    -----------------


MINORITY INTEREST                                                 28,358                 --
                                                       -----------------    -----------------

                            STOCKHOLDERS' DEFICIENCY

CAPITAL STOCK                                                    227,907              213,609

ADDITIONAL PAID-IN CAPITAL                                     1,478,097              117,545

ACCUMULATED OTHER COMPREHENSIVE LOSS                             (78,291)             (96,552)

DEFICIT                                                       (1,916,097)            (887,422)
                                                       -----------------    -----------------

                                                                (288,387)            (652,820)
                                                       -----------------    -----------------

                                                               4,017,965            1,679,364
                                                       =================    =================





     See condensed notes to the interim consolidated financial statements.


MAXUS TECHNOLOGY CORPORATION
(Formerly Medinex Systems, Inc)
Interim Consolidated Statements of Operations
For the three month period ended August 31, 2004 and August 31, 2003
(Amounts expressed in US Dollars)
(Unaudited)
                                               Three Months      Three Months
                                                   ended              ended
                                             August 31, 2004    August 31, 2003
                                                    $                  $

SALES                                              2,113,522            885,596

    Cost of sales                                  1,131,107            559,977
                                             ---------------    ---------------


GROSS PROFIT                                         982,415            325,619
                                             ---------------    ---------------


OPERATING EXPENSES

    General and administrative expenses            1,025,861            340,681
    Long-term debt interest                           52,696              8,897
    Amortization                                      36,664             28,867
                                             ---------------    ---------------

                                                   1,115,221            378,445
                                             ---------------    ---------------



LOSS FROM OPERATIONS                                (132,806)           (52,826)


MINORITY INTEREST                                    (28,358)              --

INCOME TAXES                                         (36,300)              --
                                             ---------------    ---------------

NET LOSS                                            (197,464)           (52,826)
                                             ===============    ===============


Net loss per share, basic and diluted                  (0.01)             (0.00)
                                             ===============    ===============


Weighted average common shares outstanding        22,453,693         15,000,000
                                             ===============    ===============




     See condensed notes to the interim consolidated financial statements.

MAXUS TECHNOLOGY CORPORATION
(Formerly Medinex Systems, Inc)
Interim Consolidated Statements of Operations
For the nine month period ended August 31, 2004 and August 31, 2003 (Amounts expressed in US Dollars)
(Unaudited)

                                               Nine Months        Nine Months
                                                   ended              ended
                                             August 31, 2004    August 31, 2003
                                                    $                  $

SALES                                              5,016,041          2,744,038

    Cost of sales                                  2,888,844          1,716,518
                                             ---------------    ---------------


GROSS PROFIT                                       2,127,197          1,027,520
                                             ---------------    ---------------


OPERATING EXPENSES

    General and administrative expenses            2,887,005          1,163,320
    Long-term debt interest                           97,576             45,074
    Amortization                                     106,633             99,228
                                             ---------------    ---------------

                                                   3,091,214          1,307,622
                                             ---------------    ---------------



LOSS FROM OPERATIONS                                (964,017)          (280,102)


MINORITY INTEREST                                    (28,358)              --

INCOME TAXES                                         (36,300)              --
                                             ---------------    ---------------

NET LOSS                                          (1,028,675)          (280,102)
                                             ===============    ===============



Net loss per share, basic and diluted                  (0.05)             (0.02)
                                             ===============    ===============


Weighted average common shares outstanding        21,974,432         15,000,000
                                             ===============    ===============




     See condensed notes to the interim consolidated financial statements.


MAXUS TECHNOLOGY CORPORATION
(Formerly Medinex Systems, Inc)
Interim Consolidated Statement of Cash Flows
For the nine month period ended August 31, 2004 and August 31, 2003
(Amounts expressed in US Dollars)
(Unaudited)
                                                                  Nine months       Nine Months
                                                                     Ended              Ended
                                                               August 31, 2004    August 31, 2003
                                                                      $                  $
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                        (1,028,675)          (280,102)
    Adjustments for items not affecting cash
         Amortization                                                  106,633             99,228
         Minority Interest                                              28,358               --
         (Increase) decrease in accounts receivable                   (440,559)              --
         (Increase) decrease in inventory                               16,910            (82,550)
         (Increase) decrease in prepaid expenses                       (29,360)           (22,705)
         Increase (decrease) in accounts payable and accrued
             liabilities                                               308,234           (106,886)
         Increase (decrease) in income taxes recoverable                13,771              8,646
                                                               ---------------    ---------------

    Net cash used in operating activities                           (1,024,688)          (362,875)
                                                               ---------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                             (417,982)          (246,884)
                                                               ---------------    ---------------

    Net cash used in investing activities                             (417,982)          (246,884)
                                                               ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from issuance of capital stock                            324,850               --
    Proceeds from promissory notes                                     219,500               --
    Proceeds from short term notes                                     651,605               --
    Proceeds from (repayment of) to related corporations               136,333             96,865
    Proceeds from (repayment of) long-term debt                       (108,027)           209,727
    Increase in bank indebtedness                                      170,949            308,204
                                                               ---------------    ---------------

    Net cash provided by financing activities                        1,395,210            614,796
                                                               ---------------    ---------------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES                         3,582              5,355
                                                               ---------------    ---------------

NET INCREASE (DECREASE) IN CASH                                        (43,878)           (11,102)

    Cash, beginning of year                                            116,759             47,417
                                                               ---------------    ---------------

CASH, END OF PERIOD                                                     72,881             36,315
                                                               ===============    ===============

INCOME TAXES PAID                                                       36,300                NIL
                                                               ===============    ===============

INTEREST PAID                                                           97,576             45,074
                                                               ===============    ===============

     See condensed notes to the interim consolidated financial statements.


MAXUS TECHNOLOGY CORPORATION
Formerly Medinex Systems Inc.)
Consolidated Statements of Changes in Stockholders' Deficiency
For the nine months period ended August 31, 2004
and the year ended November 30, 2003
(Amounts expressed in US dollars)
(Unaudited)

                                             Common                    Additional                                      Accumulated
                                              Stock         Common        Paid-In       Retained                             Other
                                          Number of          Stock        Capital       Earnings    Comprehensive    Comprehensive
                                             Shares         Amount     (Discount)      (Deficit)             Loss             Loss
                                        -----------    -----------    -----------    -----------    -------------    -------------
                                                            $              $              $              $                $
Balance as of November 30, 2002          20,365,288        203,653       (203,590)       (82,240)         (10,846)

    Reverse stock split 1:100           (20,161,635)      (201,616)       201,616           --               --               --
    Issuance of shares                   31,000,000        310,000       (310,000)          --               --               --
    Cancellation of shares              (25,000,000)      (250,000)       250,000           --               --               --
    Shares issued pursuant to reverse
        acquisition                      15,000,000        150,000         78,891           --               --               --
    Shares issued pursuant to private
        placement                           157,230          1,572        100,628           --               --               --

    Foreign currency translation               --             --             --             --            (85,706)         (85,706)
    Net loss for the year                      --             --             --         (805,182)        (805,182)            --
                                        -----------    -----------    -----------    -----------    -------------    -------------

Balance as of November 30, 2003          21,360,883        213,609        117,545       (887,422)        (890,888)         (96,552)

    Issuance of shares for cash             429,767          4,298        320,552           --               --               --
    Issuance of shares pursuant
    to purchase of UDT Korea              1,000,000         10,000      1,040,000           --               --               --
    Foreign currency translation               --             --             --             --             18,258           18,258
    Net loss for the period                    --             --             --       (1,028,675)      (1,028,675)            --
                                        -----------    -----------    -----------    -----------    -------------    -------------

Balance as of August 31, 2004            22,900,650        227,907      1,478,097     (1,916,097)      (1,010,417)         (78,294)
                                        ===========    ===========    ===========    ===========    =============    =============












     See condensed notes to the interim consolidated financial statements.

MAXUS TECHNOLOGY CORPORATION
(Formerly Medinex Systems, Inc.)
Condensed Notes to Interim Consolidated Financial Statements
August 31, 2004
(Amounts expressed in US Dollars)
(Unaudited)



1.   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended November 30, 2004. Interim financial statements should be read in conjunction with the Company's annual audited financial statements.

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

MAXUS TECHNOLOGY CORPORATION
(Formerly Medinex Systems, Inc.)
Condensed Notes to Interim Consolidated Financial Statements
August 31, 2004
(Amounts expressed in US Dollars)
(Unaudited)



2.   General (cont'd)

     b)   Management's plans to mitigate certain adverse financial conditions

          As at year-end, and for the nine month period ended August 31, 2004 there were certain indicators in the financial statements of adverse financial conditions. These include:

          i.   Recurring operating losses
          ii.  Stockholders' deficiency
          iii. Working capital deficiency

          Management has initiated certain plans, which it believes will mitigate and alleviate these adverse conditions and events including:

          i.   Expansion of the recycling business
          ii.  Implementation of cost-cutting measures
          iii. Ongoing  negotiations  for  alternative  sources of  financing

     c)   Basis of Consolidation

          The interim consolidated financial statements as of August 31, 2004 include the accounts of Maxus Technology Corporation, and its wholly-owned subsidiaries: 901133 Alberta Ltd., Maxus Technology Inc., Triple-Too Communications Inc., Maxus Technology S DE RL DE CV, Maxus Holdings, Inc., Maxus Technology, Inc., Maxus (Nova Scotia) Company and UDT Korea Co., Ltd of which it owns 75%.

     All material inter-company accounts and transactions have been eliminated.

     d)   Purchase of UDT Korea Co., Ltd.

     The Corporation has acquired 75% of the common shares of UDT Korea Ltd ("UDT"), of Seoul, South Korea effective July 1, 2004. The terms are as follows:

     (i) The Corporation acquired 75% of the outstanding shares of UDT in exchange for paying the shareholders owning 75% of UDT at the closing date, a total consideration of 1 million common shares of the Corporation.

     (ii) Further, the Corporation will issue 200,000 options to acquire common shares of the Corporation at the market price on the day of closing to the key principals and employees of UDT in amounts to be determined.

     (iii)In addition, up to 100,000 performance shares will be issued to the President of UDT based on the financial performance of UDT in 2004. Twenty Thousand common shares in the Corporation will be issued for every $100,000 in Net Profit generated by UDT up to 100,000 shares

MAXUS TECHNOLOGY CORPORATION
(Formerly Medinex Systems, Inc.)
Condensed Notes to Interim Consolidated Financial Statements
August 31, 2004
(Amounts expressed in US Dollars)
(Unaudited)

3.(a) Accounting for Stock-Based Compensation

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

                                                                        WEIGHTED
                                                                        AVERAGE
                                                                        EXERCISE
                                                             OPTIONS    PRICE


     Options outstanding at November 30, 2003                      0    0

     Options granted to key employees and directors         1,774,000   1.07

     Options granted pursuant to acquisition of UDT           200,000   $1.05

     Options forfeited during the period                     (70,000)   .99

     Options outstanding at August 31, 2004                 1,904,000   1.07

     Options exercisable at August 31,2004                          0   0

     Options available for future grant at August 31, 2004     96,000

MAXUS TECHNOLOGY CORPORATION
(Formerly Medinex Systems, Inc.)
Condensed Notes to Interim Consolidated Financial Statements
August 31, 2004
(Amounts expressed in US Dollars)
(Unaudited)



c)   Range of Exercise Prices at August 31, 2004

Range of        Outstanding       Weighted        Options            Options
Exercise        Options           Average         Outstanding        Exercisable
Prices                            Remaining       Average            Exercise
                                  Life            Exercise Price     Price

$.99-$1.20     1,904,000          3.42 Years      $1.07              N/A

d)   Pro-forma net income

     At August 31, 2004, the company had implemented a stock-based employee compensation plan. The company accounts for the plan under the recognition and measurement principles of APB Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123 Accounting for Stock-Based Compensation, to stock-based employee compensation. SFAS No.123 was amended by SFAS No. 148 which requires more prominent disclosure of stock based compensation.

                                      Nine months ended    Three months ended
                                      August 31, 2004      August 31, 2004


    Net loss, as reported             (1,028,675)            (197,464)

    Deduct:  Total stock-based          (246,563)             127,201
    employee compensation expense
    determined under fair value
    based method for all awards
                                      ----------           ----------

    Pro forma net loss                (1,275,238)            (324,665)
                                      ==========           ==========
    Earnings per share:
      Basic and fully diluted
    loss per share, as reported            (0.05)               (0.01)
                                      ==========           ==========

    Pro forma loss per share               (0.06)               (0.02)
                                      ==========           ==========

MAXUS TECHNOLOGY CORPORATION
(Formerly Medinex Systems, Inc.)
Condensed Notes to Interim Consolidated Financial Statements
August 31, 2004
(Amounts expressed in US Dollars)
(Unaudited)

d)   Black Scholes Assumptions

     The fair value of each option grant used for purposes of estimating the pro forma amounts summarized above is estimated on the date of grant using the Black-Scholes option price model with the weighted average assumptions shown in the following table:

                                                        2004 GRANTS
                                                      --------------
     Risk free interest rates                                  1.17%
     Volatility factors                               52.42% -60.91%
     Weighted average expected life                          5 Years
     Weighted average fair value per share                      1.07
     Expected dividends                                          Nil
                                                                 ---

4.   GOODWILL

     On July 1, 2004 the Corporation acquired UDT Korea, Inc. Goodwill represents the excess of the purchase price of a subsidiary company over the fair value of the underlying net identifiable assets arising on acquisition. In accordance with Financial Accounting Standards Board Statement No 142 ("SFAS 142"), " Goodwill and Other Intangible Assets", the Corporation has applied the non-amortization and impairment rules for existing goodwill and other intangible assets that meet the criteria for indefinite life, effective July 1, 2004.Goodwill is evaluated for impairment on an annual basis or when impairment indicators are present. An impairment write-down to fair value would occur if discounted cash flows from the underlying assets net of the fair value of the long-lived assets was less than the carrying amount of the goodwill. As determined at August 31, 2004 management has determined no impairment has occurred as at August 31, 2004.

5.   CONTINGENCY

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


6.   CONVERTIBLE PROMISSORY NOTE

     The convertible promissory note is payable to a shareholder, and are for an amount of up to US $500,000 and bear interest at 6% per annum, compounded annually. The note is due and payable on December 31, 2005. At the option of the company, the unpaid principal amount of the note, including all accrued and unpaid interest, during the period commencing 30 days prior to December 31, 2005, can be converted into common stock based on the closing price on the date of conversion.

7.   PROMISSORY NOTES

     The short-term notes are payable to certain third party individuals and bears interest at 7 to 9% per annum and mature March 31, 2005.


8.   SUBSEQUENT EVENTS

     Subsequent to the quarter end management of the Corporation decided not to proceed with the previously disclosed acquisition of SQS Transportation Inc.