Form 10QSB/A
period 2004-08-31
MAXUS TECHNOLOGY CORP
filed 2004-11-02
CIK 1054709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. [X] Yes [ ] No

As of August 31, 2004, 22,790,650 shares of the Issuer's Common Stock $0.001 par value were outstanding.

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

                                 For the Three                     For the Three
                                     Month                             Month
                                 Period Ended                      Period Ended
                                   08/31/04                          08/31/03
                                       $           % of Revenue          $           % of Revenue
Revenue                              2,113,522             100%          885,596             100%

Cost of Goods Sold                   1,131,107              54%          559,977              63%

                                 -------------    -------------    -------------    -------------
Gross Profit                           982,415              46%          325,619              37%
                                 -------------    -------------    -------------    -------------

Operating Expenses
 General and Administrative          1,025,861              48%          340,681              38%
 Interest and Bank Charges              52,696               2%            8,897               1%
 Amortization                           36,664               2%           28,867               3%

                                 -------------    -------------    -------------    -------------
      Total Operating Expenses       1,115,221              52%          378,445              42%
                                 -------------    -------------    -------------    -------------

                                 -------------    -------------    -------------    -------------
      Operating income (loss)         (132,806)             -6%          (52,826)             -5%
                                 -------------    -------------    -------------    -------------

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

Gross Margins were approximately 46%, up 9% over the same period in 2003 primarily from profitable recycling activity and through increased margins from our Maxus Korea acquisition. Increased sales and margins resulted in $656,796 in additional gross profit or an increase of 200% over the same period last year. Strengthening margins reflect the continuing shift into recycling, consignment contracts and expansion into overseas business. Consignment sales provide higher margins by providing us with exclusive rights to equipment. Exclusivity allows us more time to find more competitive buyers generally resulting in a higher sales price. Recycling is a growing business unit that normally provides higher margins.

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


Operating Income/Loss. We had an operating loss of $132,806 for the three-month period ended August 31, 2004, as compared to an operating loss of $52,826 during the same period last year. The loss was primarily due to: (1) increased spending on legal and accounting fees (related to being a public company), (2) increased marketing, promotion and travel expenses, and (3) increased overhead associated with establishing additional facilities in San Jose, California and Mexico.

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

Promissory Notes. For the nine-month period ended August 31, 2004, short term notes consisted of the following: Doug Evasuik - $100,000, Tracy Topilka - $100,000, Dawn Holdings (Israel) Ltd. - $100,000, Tazbaz Holdings - $351,605. These notes are due from March 31, 2005 to August 31, 2005 and accrue interest at rate of 7% to 9% per year.

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


Pursuant to the Maxus Technology Corporation Stock Option Plan, the Corporation granted stock options to non-management employees and to management as provided below to purchase an aggregate of 1,904,000 shares of common stock:

                                          Date of          Incentive      Non Qualifying     Exercise       Vesting     Expiration
       Name            Position            Grant            Options           Options         Price          Date          Date
       ----            --------            -----            -------           -------         -----          ----          ----
David Smith       Chief Executive      December 15, 2003    225,000                           $1.19      December 15,   December 15,
                  Officer                                                                                    2004          2008

Shelley Whatmore  President            December 15, 2003                      150,000         $0.99      December 15,   December 15,
                                                                                                             2004          2008

James Ross        Chief Financial                                                                        December 15,   December 15,
                  Officer              December 15, 2003                      150,000         $0.99         2004           2008

Gary Powers       Chief Operating                                                                        December 15,   December 15,
                  Officer              December 15, 2003                      150,000         $0.99         2004           2008

Charles Whatmore  Vice President -     December 15, 2003                      100,000         $0.99      December 15,   December 15,
                  Business                                                                                  2004           2008
                  Development



                                 Date of        Incentive     Non Qualifying    Exercise        Vesting        Expiration
      Position                    Grant           Options        Options         Price           Date            Date
      --------                    -----           -------        -------         -----           ----            ----
Non-management Employees     December 15, 2003    120,000        754,000         $0.99       December 15,     December 15,
                                                                                                2004             2008

Non-management Employees     February 28, 2004                    20,000         $1.20       February 28,     February 28,
                                                                                                2005             2009

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


                                                    Maxus Technology Corporation

Dated: November 2, 2004                             By: /s/ Patrick Mulvey
                                                    ----------------------------
                                                    Patrick Mulvey
                                                    Chief Executive Officer

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

                                                               $                    $
                                   LIABILITIES
CURRENT LIABILITIES

    Bank indebtedness                                            896,817              450,312
    Accounts payable and accrued liabilities                     897,426              377,118
    Current portion of long-term debt                             64,058              138,850
    Promissory Notes                                             651,605
                                                       -----------------    -----------------

                                                               2,509,906              966,280

LONG-TERM DEBT                                                   611,999              637,465

CONVERTIBLE PROMISSORY NOTE                                      219,500

DUE TO RELATED CORPORATIONS                                      936,589              728,439
                                                       -----------------    -----------------

                                                               4,277,994            2,332,184
                                                       -----------------    -----------------


MINORITY INTEREST                                                 28,358                 --
                                                       -----------------    -----------------

                            STOCKHOLDERS' DEFICIENCY

CAPITAL STOCK                                                    227,907              213,609

ADDITIONAL PAID-IN CAPITAL                                     1,478,097              117,545

ACCUMULATED OTHER COMPREHENSIVE LOSS                             (78,294)             (96,552)

DEFICIT                                                       (1,916,097)            (887,422)
                                                       -----------------    -----------------

                                                                (288,387)            (652,820)
                                                       -----------------    -----------------

                                                               4,017,965            1,679,364
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

                                             Common                    Additional                                      Accumulated
                                              Stock         Common        Paid-In       Retained                             Other
                                          Number of          Stock        Capital       Earnings    Comprehensive    Comprehensive
                                             Shares         Amount     (Discount)      (Deficit)             Loss             Loss
                                        -----------    -----------    -----------    -----------    -------------    -------------
                                                            $              $              $              $                $
Balance as of November 30, 2002          20,365,288        203,653       (203,590)       (82,240)         (10,846)

    Reverse stock split 1:100           (20,161,635)      (201,616)       201,616           --               --               --
    Issuance of shares                   31,000,000        310,000       (310,000)          --               --               --
    Cancellation of shares              (25,000,000)      (250,000)       250,000           --               --               --
    Shares issued pursuant to reverse
        acquisition                      15,000,000        150,000         78,891           --               --               --
    Shares issued pursuant to private
        placement                           157,230          1,572        100,628           --               --               --

    Foreign currency translation               --             --             --             --            (85,706)         (85,706)
    Net loss for the year                      --             --             --         (805,182)        (805,182)            --
                                        -----------    -----------    -----------    -----------    -------------    -------------

Balance as of November 30, 2003          21,360,883        213,609        117,545       (887,422)        (890,888)         (96,552)

    Issuance of shares for cash             429,767          4,298        320,552           --               --               --
    Issuance of shares pursuant
    to purchase of UDT Korea              1,000,000         10,000      1,040,000           --               --               --
    Foreign currency translation               --             --             --             --             18,258           18,258
    Net loss for the period                    --             --             --       (1,028,675)      (1,028,675)            --
                                        -----------    -----------    -----------    -----------    -------------    -------------

Balance as of August 31, 2004            22,790,650        227,907      1,478,097     (1,916,097)      (1,010,417)         (78,294)
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

                                                                        WEIGHTED
                                                                        AVERAGE
                                                                        EXERCISE
                                                             OPTIONS    PRICE


     Options outstanding at November 30, 2003                      0    0

     Options granted to key employees and directors         1,774,000   1.07

     Options granted pursuant to acquisition of UDT           200,000   1.05

     Options forfeited during the period                     (70,000)   .99

     Options outstanding at August 31, 2004                 1,904,000   1.07

     Options exercisable at August 31,2004                          0   0

     Options available for future grant at August 31, 2004     96,000

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

                                      Nine months ended    Three months ended
                                      August 31, 2004      August 31, 2004


    Net loss, as reported             (1,028,675)            (197,465)

    Deduct:  Total stock-based          (246,563)            (127,201)
    employee compensation expense
    determined under fair value
    based method for all awards
                                      ----------           ----------

    Pro forma net loss                (1,275,238)            (324,666)
                                      ==========           ==========
    Earnings per share:
      Basic and fully diluted
    loss per share, as reported            (0.05)               (0.01)
                                      ==========           ==========

    Pro forma loss per share               (0.06)               (0.02)
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

d)   Black Scholes Assumptions

     The fair value of each option grant used for purposes of estimating the pro forma amounts summarized above is estimated on the date of grant using the Black-Scholes option price model with the weighted average assumptions shown in the following table:

                                                        2004 GRANTS
                                                      --------------
     Risk free interest rates                                  1.17%
     Volatility factors                               42.32% -60.91%
     Weighted average expected life                          5 Years
     Weighted average fair value per share                      1.07
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

7.   PROMISSORY NOTES

     The short-term notes are unsecure and are payable to certain third party individuals and bears interest at 7 to 9% per annum and mature March 31, 2005.


8.   SUBSEQUENT EVENTS

     Subsequent to the quarter end management of the Corporation decided not to proceed with the previously disclosed acquisition of SQS Transportation Inc.