Form 10KSB
period 2004-11-30
MAXUS TECHNOLOGY CORP
filed 2005-04-05
CIK 1054709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from _________ to _________.


                          Commission File No. 000-26337

                          Maxus Technology Corporation
                 (Name of small business issuer in its charter)

                          Delaware                                              82-0514605
      (State or other jurisdiction of incorporation or             (I.R.S. Employer Identification No.)
                        organization)


        18300 Sutter Boulevard
        Morgan Hill, California                                   95037
 (Address of principal executive offices)                      (Zip Code)

                    Issuer's telephone number: (408) 782-2005

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:


                          Common Stock, $0.01 par value
                                (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |_| No |X|

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or in any amendment to this Form 10-KSB. |X|

      The issuer's revenues for its most recently completed fiscal year were $6,189,119.

      As of March 30, 2005, 22,790,650 shares of the Issuer's $.01 par value common stock were outstanding and the aggregate market value of the shares held by non-affiliates was approximately $3,130,702 based upon a closing bid price on March 30, 2005 of $.25 per share of common stock on the OTC Bulletin Board.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

      Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

      As of March 30, 2005, there were 22,790,650 shares of the Company's common stock outstanding

      Transitional Small Business Disclosure format. Yes |_| No |X|

                          MAXUS TECHNOLOGY CORPORATION
                                  ANNUAL REPORT
                                      INDEX

                                                                                     Page
                                                                                      No.
                                                                                     ----
PART I                                                                                 1
------
   ITEM 1.          DESCRIPTION OF BUSINESS                                            1
   ITEM 2.          DESCRIPTION OF PROPERTIES                                          5
   ITEM 3.          LEGAL PROCEEDINGS                                                  5
   ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                5


PART II                                                                                6
-------

   ITEM 5.          MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
                      SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES             6
   ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          8
   ITEM 7.          FINANCIAL STATEMENTS
   ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                      AND FINANCIAL DISCLOSURE                                        20
   ITEM 8 A.        CONTROLS AND PROCEDURES                                           20
   ITEM 8 B.        OTHER INFORMATION                                                 21


PART III                                                                              22
---------

   ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                      PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT      22
   ITEM 10.         EXECUTIVE COMPENSATION                                            25
   ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT AND RELATED STOCKHOLDER MATTERS                      27
   ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    28
   ITEM 13.         EXHIBITS                                                          29
   ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES                            30

   SIGNATURES                                                                         32
   FINANCIAL STATEMENTS                                                              F-1

                                     PART I

      In addition to historical information, this annual report on Form 10-KSB contains forward-looking statements, including statements using terminology such as "can," "may," "should," "could," "believe," "designed to," "will," "expect," "plan," "intend," "anticipate," "estimate," "predict," "potential," or "continue." Forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof and we assume no obligation to update any forward-looking statement or risk factors.


ITEM 1. DESCRIPTION OF BUSINESS.

Corporate Development

      We were incorporated as a Nevada corporation in September 1997 as Netivation, Inc. In May 1999 we reincorporated as a Delaware corporation and changed our name to Netivation.com, Inc. Subsequently, we changed our name to Medinex Systems, Inc. in March 2000 and finally to Maxus Technology Corporation in March 2004.

      Historically, our operations focused on developing and operating a topic-specific Internet community in the political arena. We discontinued the Netivation.com, Inc. line of business in March 2000. Next, we focused on the development, design and marketing of software and websites focused on medical communities. On November 27, 2002, while we were operating as Medinex Systems, Inc., we filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the District of Idaho (the "Bankruptcy Court"). The Bankruptcy Court entered an Order Confirming the Debtor's Plan (the "Reorganization Plan") on March 6, 2003. Pursuant to the Reorganization Plan, the Bankruptcy Court approved and designated a Phase I sale and a Phase II sale of our Medinex Operations assets. The Phase I and Phase II sales were conducted on March 26, 2003, and March 27, 2003, respectively. On these dates we sold all of our Medinex Operations assets and our Medinex Systems, Inc. corporate "shell" in conformity with the Reorganization Plan. As such the Medinex Systems, Inc. line of business was sold and discontinued.

      We are now principally engaged in the business of refurbishing, remarketing, dismantling and recycling of end-of-life, surplus telecommunications equipment, computer systems, cellular technologies and other electronic information technologies ("eWaste") through our operating subsidiaries which are set forth below. We succeeded to the eWaste business through a stock exchange transaction (the "Stock Exchange") that occurred in November 2003 pursuant to which we acquired 901133 Alberta Ltd. ("901133"). 901133 is the sole owner of the following subsidiaries: (i) Maxus Technology, Inc., (ii) Triple-Too Communications, Inc., and (iii) Maxus Technology, S. DE R.L. DE C.V. 901133 has approximately ten years of operating experience in the eWaste sector.

      In connection with the Stock Exchange, two of our subsidiaries, Nova Scotia Co. and Maxus Holdings, Inc., issued an aggregate of fifteen million shares of common stock in exchange for all of the outstanding shares of Maxus Alberta. Pursuant to the Stock Exchange Nova Scotia Co. issued 4,732,160 shares of common stock and Maxus Holdings, Inc. issued 10,267,840 shares of common stock. The shares issued by Maxus Holdings, Inc. are immediately exchangeable for shares of our common stock on a one for one basis (the "Exchangeable Shares"). Each Exchangeable Share entitles the holder to one vote at meetings of stockholders of Maxus. The Exchangeable Shares are voted by Medallion Capital Corp, a voting agent designated in the Voting and Exchange Agency Agreement which was effected in accordance with the Stock Exchange. The vote of the holders of a majority of the issued and outstanding shares of common stock and Exchangeable Shares entitled to vote thereon is sufficient to authorize, affirm, ratify or consent to any action coming before the stockholders, except as otherwise provided by law. In the event of our liquidation, dissolution or winding-up, whether voluntary or involuntary, the Exchangeable Shares will be redeemed for an equal number of shares of Maxus common stock enabling the holders of Exchangeable Shares to proportionally share in assets available for distribution after satisfaction of all liabilities and payments of the applicable liquidation preferences.

      Upon consummation of the Stock Exchange, we assumed the business operations of 901133.

Business Operations

      Maxus provides services in the areas of refurbishing, remarketing, reselling, dismantling and recycling of eWaste. We target Fortune 1000 companies, government agencies, and other large organizations as our customers. With over ten years of experience in its operating subsidiaries, Maxus has developed a reputation for providing high quality and environmentally sound eWaste refurbishing, remarketing, dismantling and recycling services. We believe a combination of the following factors afford Maxus a significant competitive advantage:

      o Total Solution - Maxus is able to provide end-to-end asset management solutions, which include resale, logistics, fulfillment, repair, refurbishment, risk management, secure destruction and end-of-life recycling.

      o Global Presence - A global presence enables us to work with multi-national corporations by servicing their operations throughout North America, Mexico, Latin America and Asia.

      o Extensive Resale Networks - Maxus boasts an extensive network of customers, from which the Company sources and sells equipment. This network, developed over 10 years, allows for rapid disposition of inventory enabling customers to receive a higher return on investment on the disposition of equipment.

      o Recycler of Choice - Maxus has positioned itself as one of the recyclers of choice for governments at the municipal, provincial and federal levels in Canada, the United States and, more recently, Latin America.

      o Environmentally Responsible Recycling - Maxus has the technology and processes to commit to its customers that their eWaste will be recycled in an environmentally responsible manner. We are currently completing ISO9001 & 14001. Maxus is a eWaste collector, transporter and recycler for the Alberta government- and an approved eWaste collector for the State of California under Legislation SB20 and SB50.

      We buy and sell surplus telecom and information technology equipment with customers and suppliers located around the world. We focus on selling our eWaste management solutions to large corporations in the contract manufacturing, telecommunications, networking equipment, leasing, internet and banking industries as well as to OEMs. Our buyer network primarily consists of telephone companies, Internet service providers, OEM's and equipment resellers. We also procure computer and telecom equipment from government, institutional and corporate clients for resale purposes.

      Our sales structure is divided into two distinct functional groups:
Procurement and Product Sales. Members of our Procurement Group seek to acquire surplus and end-of-life equipment from clients through the sales of our Asset Management services, sometimes through direct purchase of equipment or via consignment agreements. We currently have Procurement professionals in San Jose, California; Chicago, Illinois; Calgary, Canada; Toronto, Canada and Mexico City, Mexico. Our Product Sales Group remarkets the acquired material through a global network of buyers. Sales transactions can involve the sale of few parts or an entire warehouse. Any equipment deemed unsuitable for resale is directed to our recycling division. We currently have Product Sales professionals in San Jose, California; Calgary, Canada and Seoul, South Korea.

      We help clients capture unrealized revenue through the selling and remarketing of surplus and end-of-life equipment and components. We currently refurbish products at our Rimbey, Canada facility and provide less labor intensive remarketing at both our Rimbey, Alberta and Morgan Hill, California facilities. We often sell through independent material brokers and equipment buyers. Refurbished and remarketed products are sold in the after market.

      We provide collection, evaluation and remarketing of excess, damaged or obsolete assets including but not limited to IT equipment, telecom equipment, electronics components, business equipment and consumer electronics. We capture end-of-life products through customized asset management programs that support systems upgrades return material authorization, warranty return, or the purging of excess inventory. We offer the following modular services:

      o     Equipment testing and remarketing

      o     Environmentally sound eWaste recycling

      o     Physical destruction and destruction witnessing

      o     U.S. Department of Defense 5220.22-M compliant data erasure

      o     Asset tracking and asset tag removal

      o     Warehousing

      o     Logistics

      o     Product de-kitting

      o     Reverse logistics support

      We believe our business holds a number of advantages over other eWaste management companies as that we feel we have the ability to deliver full service solutions on a global scale which enables us to eliminate middlemen, resulting in our customers potentially being able to receive a higher return on investment on their disposition equipment. Our global presence enables us to work with multi-national corporations by servicing their operations worldwide. We are able to provide true end-to-end recycling solutions. We also maintain an extensive network of customers and suppliers that allow for rapid disposition of inventory, which helps increase our revenue.


Effect of the Electronic Waste Recycling Act of 2003 on our Business

      The recently enacted Electronic Waste Recycling Act of 2003 (SB 20) is a California statute that set up a "free and convenient" statewide recycling program for Cathode Ray Tubes (CRTs) and other video display devices. The bill requires collection of an eWaste-recycling fee at the point of sale of certain products to be distributed to qualified entities to cover the costs of eWaste collection and recycling. The current model of the implementation of SB 20 states: "These qualified entities will receive Recovery and Recycling Payments
(RRPs) in the amount of $0.20/lb to recover and $0.28/lb to recycle the mandated material." As of January of 2005 the Company is an Authorized Collector under SB
20. As of the time of this report the Company does not have the processing capability in California to qualify as an Authorized Recycler under SB20. The law went into affect January 1, 2005, however we will not began to collect monies from California until July 2005.

The State of California has also enacted legislation to establish a funding system for the collection and recycling of certain electronic waste. The Electronic Waste Recycling Act of 2003 (SB 50) makes it unlawful to sell, on or after July 1, 2004, a covered electronic device. The bill requires collection of an eWaste recycling fee at the point of sale of certain products to be distributed to qualified entities to cover the costs of eWaste collection and recycling. The bill requires the amount of the electronic waste recycling payment to be equal to $0.28 per pound of the total weight of covered electronic waste received from an authorized collector and subsequently processed for recycling. Maxus is an approved collector under SB 50.

Alberta Recycling Management Association

      The Province of Alberta, Canada enacted legislation in October 2004 allowing for a system for collection of certain types of electronic waste. The scope of Alberta's new electronics recycling program, is the first of its kind in Canada. Alberta Recycling Management Authority's (ARMA) mandate is to effectively manage, the Advanced Disposal Surcharge (ADS) that Albertans pay at point of purchase for new TVs, computers, printers, monitors, laptops and peripherals (between Cdn $5.00 and $45.00). The funds ARMA collects go to five key areas: collection, transportation and recycling of old electronics, as well as public information/awareness and research.

      Qualified processors under the program have met the stringent environmental, health and safety standards set by ARMA. Processor are paid a processing incentive of Cdn $0.32 per pound to recycle eligible electronic material, as well as, a transportation incentive of Cdn $0.02 - $0.09 depending on geographical location. Maxus is an approved Alberta qualified processor and transporter under ARMA and a designated collector for the City of Calgary.

Asset Disposition and eWaste Recycling Solutions

      We employ U.S. Department of Defense 5220.22-M compliant standards for erasing data from drives and we provide witnessing for the physical destruction of hardware. We believe this allows us to provide secure destruction services for proprietary data and hardware. All material is either refurbished or recycled in a Maxus-operated facility or by an independent third party. We also offer logistics solutions to better serve clients with excess inventory and system upgrade needs. The service offering includes consignment and storage services, global transport and downsize consulting.

Industry Overview

      According to the International Association of Electronics Recyclers
(IAER), in their Electronics Recycling Industry Report, issued in 2003, there were more than 400 ewaste recycling companies in the United States. A recent report published by Business Communications Co. estimates that the worldwide eWaste market of $7.2 billion is expected to grow to $11 billion by 2009. The broadly defined eWaste industry includes not only eWaste recyclers, but also aftermarket electronic equipment brokers, OEMs with internal take-back programs, non-profit recycling organizations, scrap dealers and asset management firms. At present, most market participants are small, regionally focused, unsophisticated operators.

      The National Safety Council estimated that more than 27 million televisions and 26 million computer monitors would be sold in the United States in calendar 2003. The IAER estimates that nearly 3 billion units of computer equipment will become obsolete between 2005 and 2010. Consumers discard large quantities of eWaste every year in the form of information technology and telecom equipment, computers, monitors, cable scrap, office equipment, circuit boards, components, computer peripherals and cellular technologies.

      The current economic environment has caused an increasing number of OEMs to explore the idea of outsourcing costly return material authorization programs. We believe that few recyclers, however, have the infrastructure in place to handle the logistics of such programs. The industry is largely fragmented and primarily comprised of small, regional eWaste collectors with minimal infrastructure, and as such we believe that large companies in the industry are positioning themselves for an industry-wide consolidation. Because many industry participants rely heavily on their local market, they are subject to limitations as to the type and quantity of material they can accept and process. Lack of capital limits the ability of some competitors to develop or acquire new technologies. Most competitors perform one or more eWaste recovery functions, but few provide as comprehensive solution suite as that offered by Maxus.

Employees

      As of March 15, 2005, we had 59 employees. We have 58 full time employees, of which 25 work in our Rimbey, Alberta office, 19 work in our Calgary, Alberta office, 10 work at our San Jose, California office and the remaining five employees work at various other locations. Of these employees, 13 were in sales and marketing, 33 were in remanufacturing and customer services, 3 were in professional services, technical support and training and 10 were in finance, human resources, legal, information systems and administrative functions. Our employees are not represented by a labor organization and we consider our employee relations to be satisfactory.

Reports to Security Holders

      The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC also maintains a web site at www.sec.gov that contains reports, proxy, and information statements, and other information regarding issues that file electronically. We assume no obligation to update or revise any forward looking statement in this annual report, whether as a result of new information, future events or otherwise, unless it is required to do so by law.

ITEM 2. DESCRIPTION OF PROPERTY.


      On December 1, 2003 we acquired a lease for a facility in Morgan Hill, California that serves as our corporate headquarters, by way of assignment from RecycleNation, Inc. David Smith, our former Chief Executive Officer, also served as President and director of RecycleNation, Inc. until November 2003. The Morgan Hill facility houses executive and administrative offices, material collection and sorting, refurbishing and component retrieval services. We lease 13,939 square feet pursuant to a lease expiring on June 30, 2005 with current monthly payments of USD $9,751. We are presently searching for new larger facilities in the San Jose area and expect we will have them committed to by the time of the expiration of the lease.

      We lease 11,943 square feet of office and warehouse space in Calgary, Canada pursuant to a lease expiring January 31, 2009 with current monthly payments of Cdn $7,215 (USD $5,478) that increases on an annual basis to Cdn $7,962 (USD $6,046) per month. Monthly payments pursuant to this lease increases on a yearly basis beginning on January 1 of each year of the lease. This facility is used for sales, administration, collection, refurbishing, secure destruction and to warehouse consignment inventory.

      We own 22,493 square feet of office and warehouse space and an additional 14,000 square ft of warehouse situated on 5.43 acres in Rimbey, Alberta, Canada. This office has a book value of $219,034 and is subject to a mortgage with the Business Development Bank of Canada. See "Liquidity and Capital Resources" in
Item 6 herein for more information. This facility is used for electronics recycling operations. We are presently expecting to sell this building and property and lease it back over the next five years.

      We believe each of our facilities is adequately covered by insurance.


ITEM 3. LEGAL PROCEEDINGS.

      As of the date of this Annual Report on Form 10-KSB, there is no material proceeding as to which any of our directors, officers, affiliates or stockholders is a party adverse to the Company.

      On September 10, 2003, Tel-o-FAX GmbH filed a claim in the amount of $385,000 against Maxus Technology, Inc. in the Court of Queen's Bench of Alberta, Canada. The plaintiff claims breach of contract on not delivering the goods required and failing to supply a key component of the goods and seeks monetary damages. We believe the claim to be without merit and accordingly have made no provision in the accounts or in these financial statements with respect to this matter. The case entered into discovery in October 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended November 30, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

      Shares of our common stock are traded on the OTC Bulletin Board under the symbol "MXUS.OB." On March 22, 2005, the OTC BulletinBoard placed an "e" after our trading symbol due to the delinquency of this filing. The following table sets forth the quarterly average high and low bid prices per share for our common stock for the past two years. The source for the high and low closing bid quotations is www.finance.yahoo.com. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-downs, or commissions and may not represent actual transactions. All amounts have been adjusted to reflect our one-for-one hundred reverse stock split of our outstanding shares of common stock, which was effective in October 2003.


Fiscal Year Ended                               Common Stock
November 30, 2003                               ------------

                                  High                              Low
                                 ------                             ------
First Quarter                     $2.80                             $2.62
Second Quarter                    $1.13                             $1.06
Third Quarter                     $1.19                             $1.13
Fourth Quarter                    $3.11                             $2.96


Fiscal Year Ended                               Common Stock
November 30, 2004                               ------------
                                  High                              Low
                                 ------                             ------

First Quarter                     $1.70                             $0.95
Second Quarter                    $1.65                             $1.15
Third Quarter                     $1.45                             $0.65
Fourth Quarter                    $0.75                             $0.27


First Quarter -- 2005
(through February 28,
2005)                             $0.70                             $0.25

      The last reported sale price of our common stock on the OTC Bulletin Board on March 30, 2005 was $0.25. As of March 30, 2005 we had approximately 197 stockholders of record. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record.

      Although our common stock is quoted on the OTC Bulletin Board it trades with limited volume. Consequently, the information provided above may not be indicative of the our common stock price under different conditions.

Dividends

      We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plans

      The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 11 of this Annual Report on Form 10-KSB.

Recent Sales of Unregistered Securities

      Each issuance set forth below was made in reliance upon the exemptions from registration requirements of the Securities Act of 1933, as amended, contained in Section 4(2) on the basis that such transactions did not involve a public offering.

      During the period from November 2003 to January 2004, we issued a total of 456,998 shares of our common stock, at a purchase price of $0.65 per share, to the following persons:


        NAME                 SHARES              PRICE               AMOUNT
--------------------------------------------------------------------------------
Ted Moorhead                   38,461              $ 0.65          $25,000.00
Dave Bamber                    29,000                0.65           18,850.00
Jim Bannister                 118,461                0.65           77,000.00
Phil Sprung                    38,461                0.65           25,000.00
Gilbert Boddez                 38,769                0.65           25,200.00
Anthony Johnson                40,000                0.65           26,000.00
Janlink Limited               153,846                0.65          100,000.00
Total                         456,997                             $297,050.00

      The above shares were issued to fund working capital and overhead.


      In February 2004, we issued a total of 130,000 shares of our common stock, at a purchase price of $1.00 per share, to the following persons:

NAME                              SHARES            PRICE           AMOUNT
-----------------              ------------------------------------------------
Janlink Limited                   120,000          1.00          120,000.00
Robert and Martha Bachman         10,000           1.00           10,000.00
Total                             130,000                       $130,000.00

The above shares were issued to fund working capital and overhead.

Purchase of UDT Korea Co., Ltd.

Effective July 1, 2004 we acquired 75% of the common shares of UDT Korea Ltd ("UDT"), a South Korean corporation in exchange for 1 million shares of our common stock and options to acquire an aggregate of 200,000 shares of our common stock at $1.20 per share to certain key principals and employees of UDT.

Maxus has executed consulting agreements on April 19, 2004 with each of Trent and Darren Wolodko whereby it is obligated to issue an aggregate of 41,670 common shares to Trent and Darren Wolodko, collectively, within six months of signing of such agreements and an aggregate of another 50,000 common shares to Trent and Darren Wolodko, collectively, within twelve months of signing, provided that Trent and Darren Wolodko continue to provide services to the Company on such date.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results from Operations

                                  For the Twelve                   For the Twelve
                                     Month                             Month
                                  Period Ended                     Period Ended
                                    11/30/04                          11/30/03
                                       $          % of Revenue           $           % of Revenue
                                   ----------       ----------       ----------       ----------
Revenue                             6,189,119              100%       3,583,124              100%

Cost of Goods Sold                  3,806,100               61%       2,329,501               65%
                                   ----------       ----------       ----------       ----------
Gross Profit                        2,383,019               39%       1,253,623               35%
                                   ----------       ----------       ----------       ----------

Operating Expenses
General and Administrative          4,742,729               77%       1,829,142               51%
Impairment of Goodwill              1,435,138               23%
Stock Based Compensation              381,603                6%
Interest and Bank Charges             117,447                2%          69,240                2%
 Amortization                         276,504                5%         168,314                5%
                                   ----------       ----------       ----------       ----------
      Total Operating Expenses      6,953,421              112%       2,066,696               58%
                                   ----------       ----------       ----------       ----------
      Operating income (loss)      (4,570,402)             (74%)       (813,073)             (23%)
                                   ----------       ----------       ----------       ----------

Other Income                            3,670                0%           7,527              0.2%
Interest Income                           337                0%             364              0.0%
                                   ----------       ----------       ----------       ----------
                                        4,007             (0.1%)          7,891              (23%)
                                   ----------       ----------       ----------       ----------

Loss Before Income Taxes           (4,566,395)             (74%)       (805,182)             (62%)
                                   ----------       ----------       ----------       ----------

Income Taxes                                                                  0
Minority Interest                      80,840
                                   ----------       ----------       ----------       ----------
Net income (loss)                  (4,485,555)             (74%)       (805,182)             (22%)
                                   ----------       ----------       ----------       ----------


Company Overview

      The following discussion of our financial condition and results of operations should be read in connection with the section below in Item 6 entitled "Risk Factors" and our consolidated financial statements and notes thereto. In addition to historical information, the discussion in this report contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated by these forward-looking statements due to factors including, but not limited to, those factors set forth under "Risk Factors" and elsewhere in this report.

      We operate under four significant business units: Consignment Sales, Broker Sales, Equipment Resale, and Recycling.

      Consignment Sales. Consignment sales generally involve contracts that result in end of life and surplus equipment being delivered on consignment for potential sale. If the equipment is sold, revenues from the sale are divided between us and the client as agreed. If the equipment is not sold by a pre-determined date, the client will often contract with us to recycle the equipment in our recycling division. In the twelve month period ended November 30, 2004, we recorded revenues of $662,970 from consignment sales.

      Our consignment contract arrangements consists of existing contracts with, Telus Communications, Sasktel, Aviza Technology Inc., Devon Energy, Talisman Energy, and Rogers Communications, Best Buy, Ericson, Waste Management, Logitech, Inc., the University of California at Berkeley, Amersham Biosciences Corp. (a division of General Electric's GE Healthcare) and Advanced Fibre Communications.

      Broker Sales. Broker sales involve transactions whereby equipment is procured and sold in one transaction. We act as a broker by matching a seller and purchaser of equipment. The equipment is shipped directly to the buyer from the seller. In the twelve month period ended November 30, 2004 we recorded revenues in this unit of $1,709,260

      Equipment Resale. Equipment resale represents sales of equipment stored at our warehouse. This equipment may include written off inventory or equipment bought for later resale. This normally would include parts for different types of computer and telecom equipment. In the twelve month period ended November 30, 2004 we recorded revenues of $1,986,086 in this unit.

      Recycling (Other Sales). We established a facility in Alberta for the tear down and dismantling of electronic eWaste including computers, telephones, cell phones, printers, TV's, monitors and photocopiers. Revenue is generated from circuit board teardown, re-sales of metals, sales of parts and certified destruction. Sales in both Mexico and South Korea are primarily recycling. In the twelve month period ended November 30, 2004 we recorded revenues of $1,830,803 in this unit.

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

      The table below shows a comparison of our sales figures for the twelve month periods ended November 30, 2004 and November 30, 2003, respectively, for each of our business units:


Sales Type                2004         % of Revenue         2003       % of Revenue
----------                ----         ------------         ----       ------------
Consignment Sales     $  662,970           11%           $  465,806         13%
Broker Sales          $1,709,260           28%           $1,576,575         44%
Equipment Resale      $1,986,086           32%           $  537,469         15%
Recycling             $1,830,803           29%           $1,003,274         28%
Total                 $6,189,119          100%           $3,583,124        100%


Comparison of twelve month period ended November 30, 2004 to twelve month period ended November 30, 2003.

      Revenues. Our total revenue was $6,189,119 and $3,583,124 for the twelve month periods ended November 30, 2004 and November 30, 2003, respectively. For the fiscal year ended November 30, 2004, our San Jose, California based operations contributed $1,636,611 or 26% of our total revenues. Our Canadian based operations generated revenue of $4,032,310 or approximately 65% of our total revenues. This is an increase of $477,642 over the same period in the preceding year. Revenue from our resale of computer and telecom equipment increased $1,448,617 as compared to the same period in the preceding year. Our revenue from recycling services were $1,830,803 in 2004 an increase of $827,529 over the same period in 2004.

      Gross Profit. Our gross profit totaled $2,383,019 and $1,253,623 for the twelve month periods ended November 30, 2004 and November 30, 2003, respectively. For the twelve month period ended November 30, 2004, our gross profit margin of thirty nine percent (39%) represented an increase of four percent (4%) or $1,129,396 from the twelve month period ended November 30, 2003. This increase reflects the continuing shift into recycling and consignment contracts. Consignment sales provide higher margins by providing us with exclusive rights to equipment. Exclusivity allows us more time to find more competitive buyers generally resulting in a higher sales price. Recycling is a growing business unit that normally provides higher margins than resale. Government incentives in Alberta have assisted in increasing recycling revenues and margins.

      On February 9, 2004 we entered into an agreement with MeWa Recycling Machinen und Anlagenbau GmbH that grants us exclusive rights to the MeWa recycling technology in North and South America. We believe this technology will reduce labor costs, while allowing for increased recycling our volume. This technology may also allow for the reduction in logistics cost. This should allow for a higher volume lower cost solution for our eWaste primarily in western Canada but possibly in other areas as well.

      General and Administrative ("G&A") Expenses. Our G&A expenses totaled $4,742,729 and $1,829,142 for the twelve month periods ended November 30, 2004 and November 30, 2003, respectively. For the twelve month period ended November 30, 2004, G&A expenses accounted for approximately seventy seven percent (77%) of total revenue, up twenty six (26%) or $2,913,587 from the twelve month period ended November 30, 2003. This increase in G&A was caused primarily by (i) increased compensation and benefits of $1,551,736 associated with increased corporate headcount, the establishment of a facility in Morgan Hill, California, the establishment of a facility in Mexico and the acquisition of UDT Korea;
(ii) increased legal and outside professional costs of $218,280 primarily associated with the cost of being public; (iii) higher travel costs of $145,358 associated with our sales and marketing programs and financing; (iv) increased advertising of $101,837; (v) increased office and general of $388,246 associated with increase facilities and overhead and (vi) increased bad debt of $559,266 primarily associated with UDT Korea.

      Impairment of Goodwill. In July 2004 we entered into an agreement with a Korean company, UDT Korea Co Ltd and we purchased 75% of UDT's shares. UDT was intended to provide us a facility and a foothold in Asia with some expertise in component recovery. Due to cash flow concerns and lack of financing we were unable to capitalize the business properly and grow it. The informal nature of Korean business, the large number of cash transactions and the difficulty of communication because of language barriers between UDT's principals and our management has made it difficult to manage and grow. The impairment of Goodwill is $1,435,138. Accordingly, we have determined that the goodwill incurred in the purchase of UDT Korea should be considered impaired at this time.

      Stock Compensation Expense We maintain a 2004 Stock Option Plan and accordingly we have expensed $381,603 pursuant to [SFAS 123].

      Interest and Bank Charges. Our interest and bank charges totaled $117,447 and $69,240 for the twelve month periods ended November 30, 2004 and November 30, 2003, respectively. For the twelve month period ended November 30, 2004, interest and bank charges accounted for approximately two percent (2%) of total revenue. For the twelve month period ended November 30, 2003, interest and bank charges also accounted for approximately two percent (2%) of total revenue, representing no percentage change during these reportable periods, although interest and bank charges have increased $48,207 since the twelve month period ended November 30, 2003. The increase was caused primarily from increased financing costs associated with short term loans.

      Depreciation and Amortization. Our depreciation expense amounted to $276,504 and $168,314 for the twelve-month periods ended November 30, 2004 and November 30, 2003, respectively. For the twelve month period ended November 30, 2004, depreciation expense accounted for five percent (5%) of total revenue. For the twelve month period ended November 30, 2003, depreciation expense accounted for approximately five percent (5%) of total revenue, representing an increase of $108,290. This increase is primarily the result of purchases of a accounting and Management Information System and equipment over the previous year.

      Operating Loss. We had an operating loss of $4,570,402 or seventy four percent (74%) of revenue for the twelve-month period ended November 30, 2004, as compared with an operating loss $813,073 or twenty three percent (23%) of revenue for the twelve-month period ended November 30, 2003. The operating loss for the twelve month period ended November 30, 2004 increased $3,757,329 from the prior period and was attributable principally to costs associated with an increase in the number of facilities and employees, increased professional fees related to being public, increased interest costs and amortization costs associated with a management information system and equipment purchases and increased travel and marketing costs.

Liquidity and Capital Resources

      As of November 30, 2004, we had cash and cash equivalents of $54,023 versus $116,759 at November 30, 2003. Our cash decreased by $62,736. Primary sources of funding for our operations and growth have been cash generated from current operations, proceeds from the issuance of common stock, short term loans and advances from related parties, proceeds from long term debt to supplement the purchase of capital equipment and the increase in our operating line of credit.

      We do not presently anticipate that our existing cash resources will be sufficient to meet our presently anticipated operating requirements for at least the next 12 months. We are seeking to raise additional funds through public or private debt or equity financing. We may not be able to raise sufficient funds to continue operations. If we do not raise additional funds in the next 12 months we could be forced to cease operations.

      Additionally, we are currently in default under our credit facility with the Royal Bank of Canada. We have outstanding obligations of $601,012 that the Royal Bank of Canada could immediately declare due and payable. We do not have the funds available to pay this amount. As such, the Royal bank of Canada could foreclose on all of our assets which could result in our being forced to cease operations.

      As of November 30, 2004, we had cash and cash equivalents of $54,023 versus $116,759 at November 30, 2003. Our cash decreased by $62,736. Primary sources of funding for our operations and growth have been cash generated from current operations, proceeds from the issuance of common stock, short term loans and advances from related parties, proceeds from long term debt to supplement the purchase of capital equipment and the increase in our operating line of credit.

      Cash Flows from Operating Activities. Our net cash used in operating activities was ($1,481,354) for the twelve-month period ended November 30, 2004. As compared to fiscal 2003, our net cash used in operating activities was $518,323 for the twelve month period ended November 30, 2003.

      Cash Used in Investing Activities. Our net cash used in investing activities for the twelve month period November 30, 2004 was $527,009 and resulted principally from purchases of capital equipment related to the Alberta recycling facility and purchase of software for a management information system. For the twelve month period ended November 30, 2003, our net cash used in investing activities was $362,605, which was primarily related to the acquisition of real property and capital equipment for the Alberta recycling facility.

      Cash Provided by Financing Activities. For the twelve-month period ended November 30, 2004, we generated $1,726,023 from financing activities. The financing activities included (i) $324,850 from placements of equity; (ii) $252,338 resulting from advances from related parties; (iii) $119,959 in repayments of long term debt; (iv) $791,841 resulting from an increase in short term debt (v) $350,500 in proceeds from a convertible promissory note and (vi) 124,450 in an increase in bank indebtedness.

      For the twelve-month period ended November 30, 2003, we generated $957,527 from financing activities. The financing activities included (i) 331,091 from placements of equity; (ii) $98,745 resulting from advances from stockholders;
(iii) 225,702 in proceeds from long term debt and (iv) 311,808 resulting from an increase in our operating line of credit.

      Subsequent to the year-end we raised $212,500 through a convertible promissory note.

      Credit Facilities. We have an operating line of credit of up to $506,000 with the Royal Bank of Canada, all of which is currently drawn down upon. We are currently in default under our credit facility with the Royal Bank of Canada and do not have the funds to pay down the current amount due. As such, the Royal bank of Canada could foreclose on all of our assets which could result in our being forced to cease operations. Under the terms of this facility, the Royal Bank of Canada will lend up to seventy five percent (75%) of our accounts receivable up to the limit. Interest on this facility is calculated at the prevailing bank prime rate (currently 4.25%) plus 1.0% on the average daily balance of the line of credit. The facility is secured by a general security agreement pursuant to which receivables, inventory, land and building and general assets are pledged as collateral and by personal guarantees of Michele Whatmore, our President and a member of our board of directors, Charles Whatmore, a former executive officer and former member of our board of directors, and Rick Shrum. Maxus owns a 75% interest in UDT Korea. UDT has entered into term loans with three Korean Banks for approximately $306,671 at varying interest rates ranging from 7.5% to 8.56% per annum.

      We also received a loan from the Royal Bank of Canada for the purchase of software. Interest on this facility is calculated at the bank's prime rate (currently 4.25%) plus 1%. As of November 30, 2004 the outstanding balance was $95,012.

Long Term Debt. We have four long-term debt facilities. The first three are from the Business Development Bank of Canada. The first facility is a loan against the building at the Rimbey facility with $372,648 outstanding as of November 30, 2004. The second facility is a loan in the amount of $141,653 against capital equipment. The third facility is a working capital loan of $32,580. These facilities are secured by a mortgage against a building and a general security agreement.

Short term Notes. For the twelve-month period ended November 30, 2004, short term notes consisted of the following: Doug Evasuik - $100,000, 826079 Alberta Ltd, - $100,000 Tracy Topilka - $100,000, Dawn Holdings (Israel) Ltd. - $90,774, Tazbaz Holdings - $401,066. These notes become due from March 31, 2005 to October 31, 2005 and accrue interest at rate of 7% to 9.5% per year. The Tazbaz Holdings Note is secured by a building mortgage and general security agreement. UDT's management estimates that UDT owes approximately $552,088 in short term obligations and current liabilities.

Convertible Promissory Notes. For the twelve-month period ended November 30, 2004, we have promissory note in the principal amount of $350,500 from Janlink Ltd. This note matures on December 31, 2006 and accrues interest at the rate of 6% per annum. This note can be converted into securities at market price at the date of Maturity.

Leases. For the twelve month period ended November 2004, we have the following total obligations under lease; GMAC (USD $5,530), HSBC (USD $24,115) and RBC Leasing (USD $46,419).

Related Party Transactions. For the twelve-month period ended November 30, 2004, the following related parties made advances: 741257 Ab Ltd., wholly owned by Rick Shrum) ($45,840)($71,839 outstanding), 775464 Ab Ltd., wholly owned by Michele Whatmore ($65,631)($400,397 outstanding), 746459 Alberta Ltd, wholly owned by Charles Whatmore, ($115,228) ($415,249 outstanding) and David Smith, our former Chief Executive Officer, ($22,000). Charles Whatmore, who was the Company's Executive Vice President of Business Development and member of our board of directors, is the husband of Michele Whatmore, our President and a member of our board of directors. Charles Whatmore resigned from the Company effective as of March 25, 2004.

Other. The following table summarizes our contractual cash obligations at November 30, 2004 and the effect these obligations are expected to have on our liquidity and cash flow in future periods:


                           Payments Due by Period (in dollars)
-------------------------------------------------------------------------------------------
Contractual
Cash                               Less than                                    After
Obligations           Total          1 Year       2-3 Years      4-5 Years      5 Years
-------------------------------------------------------------------------------------------
Short Term         $  791,841     $  791,841     $        0     $        0     $        0
Notes
-------------------------------------------------------------------------------------------
Line of Credit     $  506,000     $  506,000     $        0     $        0     $        0
-------------------------------------------------------------------------------------------
Bank Loans         $  306,671     $  306,671
-------------------------------------------------------------------------------------------
Convertible        $  350,500                    $  350,500
Promissory
Notes
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
Long Term          $  717,962     $  159,329     $  248,515     $   77,100     $  233,018
Debt
-------------------------------------------------------------------------------------------
Total              $2,672,974     $1,763,841     $  599,015     $   77,100     $  233,018
Contractual
Cash
-------------------------------------------------------------------------------------------

Capital Expenditure Requirements. We entered into an agreement as of ______ to acquire capital equipment for recycling from MeWa Recycling Machinen und Anlagenbau GmbH for 720,000 Euros (USD $906,000).

We may commit to additional equipment in 2005 as demand for recycling services increase. This could include expenditures on information technology and leaseholds.

Research and Development

Presently the company is not undertaking any significant Research and Development efforts.

Off-Balance Sheet Arrangements

During fiscal year 2004 the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c)(2) of the SEC's Regulation S-B.

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

                     Factors That May Affect Future Results

We are cash constrained and may not have the liquidity to support our operations or future capital requirements.

      We have received a report from our independent auditors containing an explanatory paragraph that describes doubt about our ability to continue as a going concern due to our historical operating losses and recurring negative working capital. Our cash balance at March 30, 2005 was $23,400. At November 30, 2004, we had no additional amount available to borrow under our operating line of credit with the Royal Bank of Canada. We have significant ongoing financial obligations that we will not be able to meet if we are not able to raise additional funding. Additionally, capital expenditures, which are largely driven by facility costs, could be up to $1 million in the next twelve months.

      As a result of these and other obligations, we will need to generate significantly higher revenue and gross profit to maintain positive cash flow. Whether we can achieve cash flow levels sufficient to support our operations, and whether we will then be able to maintain positive cash flow, cannot be accurately predicted. Unless such cash flow levels are achieved, we will need to borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations. There can be no assurances that any additional debt or equity financing will be available to us on acceptable terms, if at all. The inability to obtain debt or equity financing could have a material adverse effect on our operating results, and as a result we could be required to cease or significantly reduce our operations, seek a merger partner or sell additional securities on terms that may be disadvantageous to stockholders.

We are in default under certain of our debt obligations and are significantly leveraged.

As at November 30, 2004, we did not meet the financial covenants under our operating line of credit with the Royal Bank of Canada which constitutes an event of default. As such the bank could require us to apply all of our cash to repay the indebtedness under such credit facility or prevent us from making debt service payments on any other indebtedness we owe. If we are unable to repay these borrowings when due, the Royal Bank of Canada could proceed against its collateral, which includes most of the assets we own, including the stock and assets of our subsidiaries. We do not have funds available to pay the Royal bank of Canada. The Royal Bank of Canada could foreclose on our assets causing us to cease business operations.

In addition to the Royal Bank of Canada, we have had and will continue to have a substantial amount of outstanding indebtedness with significant debt service requirements. At November 30, 2004, our consolidated debt was approximately $5.44 million and our debt to total capitalization was 139%. The degree to which we are leveraged could have important consequences. If we default under our other promissory notes, those lenders could also cause all of our outstanding debt obligations under such facilities to become due and payable, require us to apply all of our cash to repay the indebtedness under such credit facility or prevent us from making debt service payments on any other indebtedness we owe. If we are unable to repay any borrowings when due, the Royal Bank of Canada, the Business Development bank of Canada and Tazbaz Holdings could proceed against their collateral, which includes most of the assets we own, including the stock and assets of our subsidiaries. In addition, any default under our agreements governing our indebtedness could lead to an acceleration of debt under our other debt instruments that contain cross acceleration or cross-default provisions. Our ability to comply with these provisions of our credit facility and other agreements governing our other indebtedness may be affected by changes in the economic or business conditions or other events beyond our control.

Finally, we cannot assure you that we will be able to refinance any of our indebtedness, including our operating line of credit with the Royal Bank of Canada, on commercially reasonable terms or at all. We may also need to refinance our promissory notes and/or other indebtedness to pay the principal amounts due at maturity. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms or at all.

Our significant leverage may make it difficult for us to service our debt and operate our business.

For example, it could:

      o make it more difficult for us to satisfy our obligations with respect to our debt;

      o require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund internal growth through working capital and capital expenditures and for other general corporate purposes;

      o     increase our vulnerability to economic downturns in our industry;

      o increase our vulnerability to interest rate increases to the extent any of our variable rate debt is not hedged;

      o limit our flexibility in planning for or reacting to changes in our business and our industry; and

      o limit, among other things, our ability to borrow additional funds or obtain other financing capacity.

We may not be able to generate sufficient net revenue in the future to achieve or sustain profitability.

We have incurred significant net losses since our inception and, at November 30, 2004, we had an accumulated deficit of $5,453,817 million and no cash reserves. To achieve or sustain profitability, we will need to generate and sustain higher net revenue while maintaining reasonable cost and expense levels. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our cost and expenses in a timely manner to offset any shortfall of sales. We may not be able to achieve profitability at all, and even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

We have limited experience in the business of recycling, refurbishing, dismantling and remarketing of eWaste assets and may not be successful in our efforts to compete in this market.

We did not begin operations in the recycling, refurbishing, dismantling and remarketing of end-of-life, surplus telecommunications equipment, computer systems, cellular technologies and other electronic information technologies, eWaste, until the first quarter of 2003. Additionally, the recycling of eWaste assets is an immature marketplace which is susceptible to the risks of market change, new competition and other currently unforeseen factors. Our limited operating history and the immature marketplace in which we operate makes it difficult to evaluate our prospects. If our operating results do not meet the expectations of securities analysts or investors, and they issue an adverse opinion regarding our stock or fail to regularly publish reports on us and we lose visibility in the financial markets, the market price of our common stock would likely decline. As a result, you should not rely on quarter to quarter comparisons of our operating results as an indicator of future performance. Additionally, to the extent that we cannot successfully compete in the eWaste recycling, refurbishing and electronic asset remarketing market, our growth strategy could be harmed.

The loss of one or more of our major suppliers could adversely affect our results of operations and financial condition, and an inability to increase our sources of eWaste assets could adversely affect our growth rates.

Historically, a limited number of eWaste asset suppliers have accounted for a substantial portion of our revenues. In the first quarter of fiscal 2005, eWaste assets supplied by our two largest suppliers accounted for approximately 7% and 7% of our revenues, respectively. Supplier arrangements are either written or oral agreements typically subject to cancellation by either party upon 30 to 90 days notice. There can be no assurance that our existing agreements will not be cancelled. Furthermore, there can be no assurance that we will be able to enter into future agreements with eWaste asset suppliers or that we will be able to retain our existing supply of eWaste assets. A reduction in eWaste assets from a significant supplier or any material changes in the terms of an arrangement with a substantial supplier could have a material adverse effect on our results of operations and financial condition. In addition, a failure to increase our sources of eWaste assets supply could adversely affect our earnings and revenue growth rates.

The eWaste industry is highly competitive and we may not be able to compete successfully.

We face intense competition in each area of our business, and many of our competitors have greater resources and a more established market position than we have. Our primary competitors include:

o privately and publicly owned businesses such as Redemptech, Solectron, Image Micro and Noranda Recycling each of which offers asset management and or end-of-life product refurbishment and remarketing services; and

o     online competitors and auction sites, such as e-Bay.

If demand for our recycled, refurbished and remarketed eWaste assets and dismantled parts from eWaste assets declines or does not grow, we will be unable to increase or sustain our net revenue and our operating results will be severely harmed.

We derive substantially all of our net revenue from the sale of recycled, refurbished and remarketed eWaste assets and dismantled parts from eWaste assets. We currently expect our sales of such products to account for substantially all of our net revenue for the foreseeable future. The markets for our products are characterized by frequent introduction of new electronics technologies with significant price competition that compete with the refurbished and remarketed goods that we market and sell. If we or our customers are unable to manage product transitions in a timely and cost-effective manner, our net revenue would suffer. In addition, frequent technology changes and introduction of next generation products may result in inventory obsolescence, which would increase our cost of revenue and adversely affect our operating performance.

Acquisitions, partnerships or investments may impair capital and equity resources, divert our management's attention or otherwise negatively impact our operating results.

We believe that the eWaste recycling and asset remarketing industries are fragmented and reaching the point of critical mass where market consolidation is imminent. In addition to allowing for economies of scale, we believe that eWaste is transportation sensitive, and we need to respond to local requirements of multinational customers by expanding our geographic reach. If we are unsuccessful in achieving sufficient growth and geographic expansion, or if our competitors achieve these goals more quickly or more efficiently, our ability to compete will likely be significantly compromised. We propose to achieve growth through acquisitions. In the future we may acquire, enter into partnerships or joint ventures with or relating to, or make investments in, other businesses, products or technologies. While we currently have no such agreements, any future acquisition, partnership or investment may require that we pay significant cash, issue stock or incur substantial debt. Acquisitions, partnerships or investments may also result in the loss of key personnel and the dilution of existing stockholders as a result of issuing equity securities. In addition, acquisitions, partnerships or investments may require significant managerial attention, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our business. Furthermore, acquired businesses may not be effectively integrated, may be unable to maintain key pre-acquisition business relationships, may contribute to increased fixed costs and may expose us to unanticipated liabilities and otherwise harm our operating results. [In connection with any acquisition made by us, there may be liabilities that we fail to discover or are unable to discover including liabilities arising from non-compliance with environmental laws by prior owners and for which we, as successor owner, may be responsible.

If we are able to expand our operations pursuant to our acquisition strategy, our failure to manage growth could harm our business and adversely affect our results of operations and financial condition.

Our ability to manage growth will not only be dependent on our ability to successfully integrate newly acquired eWaste management businesses and facilities, but also on our ability to:

      o     hire, train and manage additional qualified personnel;

      o establish new relationships or expand existing relationships with eWaste suppliers;

      o identify and acquire or lease suitable premises on competitive terms;

      o     secure adequate capital;

      o     maintain the supply of eWaste from eWaste suppliers; and

      o compete successfully in the eWaste recycling, refurbishing and electronic asset remarketing sector.

Our inability to control or manage these growth factors effectively could have a material adverse effect on our results of operations and financial condition.

Our annual and quarterly performance may fluctuate, causing the price of our stock to decline.

Our revenues and operating results have fluctuated in the past and can be expected to continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control. Factors that may affect our operating results include, but are not limited to, the following:

      o fluctuations in the market value of recycled, refurbished or remarketed eWaste assets;

      o     the availability of eWaste assets;

      o     variations in the rates of recycling of eWaste assets;

      o buyer interest in purchasing recycled, refurbished or remarketed eWaste assets;

      o the announcement of new eWaste asset supply agreements by us or our competitors;

      o     acceptance of sellers of our eWaste asset services; and

      o     our ability to integrate and manage our acquisitions successfully.

Due to the foregoing factors, our operating results in one or more future periods can be expected to fluctuate. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. In the event such fluctuations result in our financial performance being below the expectations of public market analysts and investors, the price of our common stock could decline substantially.

We rely on third-party sales representatives to assist in selling our products, and the failure of these representatives to perform as expected could reduce our future sales.

We sell our products to some of our customers through third-party sales representatives. Our relationships with some of our third-party sales representatives have been established within the last [two] years, and we are unable to predict the extent to which our third-party sales representatives will be successful in marketing and selling our products. Moreover, many of our third-party sales representatives also market and sell competing products. Our third-party sales representatives may terminate their relationships with us at any time. Our future performance will also depend, in part, on our ability to attract additional third-party sales representatives that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. If we cannot retain our current third-party sales representatives or recruit additional or replacement third-party sales representatives, our sales and operating results could be harmed.

A customer may decide to cancel or change its product plans, which could cause us to lose anticipated sales.

We have no assurances that a customer that sells refurbished recycled or remarketed eWaste assets will ultimately be able to market and sell such product or that such efforts by our customer will be successful increasing the risk that a customer will decide to cancel or change its product plans. From time to time, we have experienced changes and cancellations in the purchase plans of our customers. A cancellation or change in plans by a customer could cause us to not achieve anticipated net revenue and result in volatility of the price of our common stock. In addition, our anticipated sales could be lost or substantially reduced if a significant customer reduces or delays orders.

Government regulation of the eWaste recycling, refurbishing, dismantling and/or remarketing industry may impair our operations, increase our costs of doing business and create potential liability.

Participants in the eWaste recycling, refurbishing, dismantling and/or remarketing industry are subject to, and may be required to expend funds to ensure compliance with a variety of U.S. or Canadian, federal, state, provincial and local governmental, regulatory and administrative rules, regulations, land use ordinances, licensure requirements and procedures, including those related to the environment, zoning and land use. Failure to comply with present or future regulations or changes in interpretations of existing regulations may result in impairment of our operations and the imposition of penalties and other liabilities. At various times, we may be involved in disputes with local governmental officials regarding the development and/or operation of our business facilities. We believe that we are in compliance in all material respects with applicable regulatory requirements. We may be subject to similar types of regulations by federal, provincial, state, and local governmental agencies in new markets. In addition, new regulatory requirements or changes in existing requirements may delay or increase the cost of opening new facilities potentially adversely affecting our ability to effect our acquisition strategy.

The operation of our eWaste recycling, refurbishing, dismantling and/or remarketing facilities poses certain environmental risks, which could adversely affect our results of operations and financial condition.

Our operations are subject to federal, state, provincial and local laws and regulations regarding the protection of the environment. Environmental issues resulting from potential soil, surface water or groundwater contamination in connection with the storage, dismantling and recycling of eWaste assets, or similar problems may also be present at our eWaste recycling, refurbishing, dismantling and/or remarketing facilities. Additionally, at times we engage in waste disposal activities for our suppliers. When such activity is undertaken, we are subject to various environmental laws and regulations. Our failure to comply with applicable environmental laws could have a material adverse effect on our business, financial condition and results of operation. We could incur substantial expenditures for preventative, investigative or remedial action and could be exposed to liability arising from our operations, contamination by previous users of certain of our acquired facilities, or the disposal of our waste at off-site locations. Environmental laws and regulations could become more stringent over time and there can be no assurance that our operations or we will not be subject to significant costs in the future. Although we have obtained indemnification for pre-existing environmental liabilities from many of the persons and entities from which we have acquired recycling, refurbishing, dismantling and/or remarketing facilities, there can be no assurance that such indemnifications will be adequate. Any such expenditures or liabilities could have a material adverse effect on our results of operations and financial condition.

We rely on third party technologies to provide certain of our eWaste processing services and our inability to use such technologies in the future would harm our ability to remain competitive.

We rely on third parties for technology to provide certain of our eWaste processing services, including the license of patented technology from MeWa described in Item 1 of this Annual Report on 10-KSB. If we are unable to continue to use or license these technologies on reasonable terms, or if these technologies fail to operate properly, we may not be able to secure alternatives in a timely manner and our ability to remain competitive would be harmed.

The liquidity of our common stock is affected by its limited trading ability.

Shares of our common stock are traded on the OTC Bulletin Board under the symbol "MXUS.OB". There is currently no broadly followed established trading market for our common stock. An "established trading market" may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of our shares. The trading volume of our common stock historically has been limited and sporadic. As a result of this trading inactivity and the exchange, the quoted price for our common stock on the OTC Bulletin Board is not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of, or obtain accurate quotations as to the market value of our common stock, and the market value of our common stock would likely decline.

If we experience problems with our providers of fleet operations, our business could be harmed.

We rely upon independent subhaulers to pick up and deliver recycled, refurbished and remarketed eWaste assets and dismantled parts from eWaste assets to and from our facilities. In addition, our failure to pick up and deliver recycled, refurbished and remarketed eWaste assets and dismantled parts from eWaste assets in a timely and accurate manner could harm our reputation and brand, which could have a material adverse effect on our business. Further, the increase in fuel cost may lead to increased prices charged by our independent subhaulers, which may significantly increase our cost. These costs may not be passed on to our sellers or buyers.

Our executive officers, directors and their affiliates hold a large percentage of our stock and their interests may differ from other stockholders.

Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 45% of our common stock as of November 30, 2004. If they were to act together, these stockholders would have significant influence over most matters requiring approval by stockholders, including the election of directors, any amendments to our certificate of incorporation and certain significant corporate transactions, including potential merger or acquisition transactions. In addition, without the consent of these stockholders, we could be delayed or prevented from entering into transactions that could be beneficial to us or our other investors. These stockholders may take these actions even if our other investors oppose them.

If we lose key management or are unable to attract and retain the talent required for our business, we may not be able to successfully manage our business or achieve our objectives.

Our future success depends in large part upon the leadership and performance of our executive management team, all of whom are employed on an at-will basis and none of whom are subject to any agreements not to compete. If we lose the service of one or more of our executive officers or key employees, in particular Patrick Mulvey, our Chief Executive Officer, or if he decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives. Furthermore, our future success depends on our ability to continue to attract, retain and motivate other senior management and qualified personnel. Competition for these employees is intense.

Compliance with new rules and regulations concerning corporate governance may be costly and time consuming.

      The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, requires, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for board and audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers for securities law violations. These laws, rules and regulations will increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management's attention from business operations. These new rules and regulations may also make it more difficult and more expensive for us to obtain director and officer liability insurance and make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate internal controls under Section 404 of the Sarbanes-Oxley.

      We are evaluating our internal controls systems in order to allow management to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting, as required by this legislation. We will be performing the system and process evaluation and testing (and any necessary remediation) required in an effort to allow our management to assess the effectiveness of our system of internal control as of November 30, 2005, the end of our current fiscal year. Our independent auditors must then attest to and report on that assessment by our management to comply with the management certification and auditor attestation requirements of
Section 404 of Sarbanes-Oxley (Section 404). As a result, we have and expect to continue to incur significant additional expenses and diversion of management's time. We may fail to timely complete our evaluation, testing and remediation actions in order to allow for this assessment by our management or our independent auditors may not be able to timely attest to our management's assessment. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities Exchange Commission. Further, if our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, designed, operated or reviewed, they may decline to attest to management's assessment or may issue a qualified report identifying a material weakness in our internal controls. Any such action could adversely affect our financial results and could cause our stock price to decline.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Effective November 19, 2003, our Board of Directors approved the replacement of Williams & Webster, P.S. ("W&W") as our independent auditor for the fiscal year ending November 30, 2003, with Schwartz Levitsky Feldman LLP. W&W was terminated effective November 19, 2003. The reports of W&W on our consolidated financial statements for the year ended December 31, 2002, for which W&W's Independent Auditor's Report was dated April 14, 2003, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, other than the ability to continue as a going concern, or audit scope.

      There were no disagreements with W&W during the period of its appointment as independent auditor through the date of its termination on any matter of accounting principals or practices, financial statement disclosure or auditing scope or procedure. Additionally, there were no other reportable matters, as defined in Item 304(a)(1)(iv) of Regulation S-B, during that period of time.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of November 30, 2004. As indicated in the Report of Independent Registered Accounting Firm, we were not able to confirm the financial condition as of November 30, 2004, of UDT Korea Co., Ltd. on Korea industry. We are currently in negotiations with UDT Korea Co., to reach an agreement that will enable us to audit our consolidated financial materials in a timely manner.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10- KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a) Executive Officers

The following table sets forth certain information regarding our executive officers as of March 30, 2005, and their ages as of such date:

The following table lists the names, ages and positions held by all directors of the Company as of March 30, 2005. Executive officers serve at the discretion of the Board of Directors.

Background of Executive Officers

      Name                         Office(s)                        Age
      ----                         ---------                        ---

Patrick Mulvey         Chief Executive Officer                      55
Michele Whatmore       President                                    36
James Ross             Chief Financial Officer and Secretary        47

--------------------

Patrick J. Mulvey was named our Chief Executive Officer and appointed to our Board of Directors in October 2004. From July 1995 through the present he has been Chairman, MusiCom LLC, an independent music retailer in Southern California with 6 retail stores and headquartered in Chula Vista, California. From 1999 until October 2004, he has been involved in consulting projects worldwide working with investment banks and also strategically involved in the operations and growth of MusiCom LLC. In 1998 through 1999 Mr. Mulvey was CEO of the Military Channel, a private independent cable television programmer, in Louisville, KY. From 1997 through 1998 he was Senior Vice President, Marketing at Cablevision Systems in Nassau County, New York. Cablevision is one of the largest cable television systems in the USA. Prior to the founding of MusiCom LLC, Mr. Mulvey held executive positions at W. W. Grainger (1993-1994), General Electric (1990-1993) and FEDEX Corporation (1981-1990). Mr. Mulvey is a graduate of the Rensselaer Polytechnic Institute, Troy New York with an MBA and M.S. in Industrial Engineering. He has B.S. in Industrial Technology from New York Institute of Technology in Old Westbury, New York.

Michele Whatmore has been the President and Director of Maxus since November 2003. She was a co-founder and served as President of 901133 since its inception in 1994. Michele has received an honours diploma from Northern Alberta Institute of Technology in Business Administration with major in Marketing. She is asked to speak across North America on the topics of eWaste and sustainability and sits on the Board of Directors for the Recycling Council of Alberta. Shelley was named as a Global 2003 Woman of Vision by _____________________ for her work with Maxus.

James S. Ross has served as the Chief Financial Officer of Maxus since November 2003 and as the Secretary of the Company since January 2004. Mr. Ross has served as Chief Financial Officer of 901133 since October 2002. Since September 1993, Mr. Ross has been the President of JSR Capital Inc. through which he has performed interim financial management and corporate finance functions for a variety of companies, including 901133. From 1998 to 2001, Mr. Ross served as President of Northstone Power Corporation, an independent power generation company. He received a Masters of Business Administration degree from York University in 1987.

The Military Channel, where Mr. Mulvey was CEO from January 1998 until June 1990, filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the District of Louisville, Kentucky in June 2000. Mr. Mulvey was assessed approximately $1.5 million plus annual interest by the Internal Revenue Service in 2000, as a result of unpaid payroll taxes during the time when Mr. Mulvey was CEO of the Military Channel (March-June 1999). Mr. Mulvey has paid over $250,000 as a result of such fines. In March 2005, Mr. Mulvey was a prosecution witness for the U.S. Government in U.S. Federal District Court for the district of Louisville, Kentucky in a criminal proceeding brought against the former Chairman of the Board of the Military Channel for events occurring during the years 1997-2000. Mr. Mulvey asserts that he was not in control of the financial functions of the Military Channel at the time that such payroll taxes were not paid. Based on sworn testimony from Mr. Mulvey and others at the criminal trial attesting to his lack of financial control of the Military Channel, Mr. Mulvey will be appealing the judgments immediately.

(b) Board of Directors

The following table sets forth certain information regarding our Board of Directors as of March 30, 2005, and their ages as of such date:

      Name                                 Age      Position(s)
      ----                                 ---      -----------

Patrick Mulvey                             55       Director

Michele Whatmore                           36       Director

James S. Ross                              47       Director

William E. Thomson                         63       Director

Set forth below is the biographical information on William E. Thomson. All other members of the Board of Directors of Maxus are also officers of the Company and their biographical information may be found in the section entitled "Executive Officers" above.

William E. Thomson is President of Thomson Associates Inc. is a leading merchant banking company specializing in providing corporate finance expertise and management leadership to businesses. Founded in 1978, Thomson Associates has developed a legacy of achievement in obtaining Private Equity and Equity-related capital for emerging growth companies, and in providing the critical guidance required by corporations to successfully steer though crisis and towards positive growth.

Thomson Associates is also focused on the operation of companies in crisis, monitoring the clients of financial institutions, counseling Boards of Directors, Chief Executive Officers and senior management during periods of change, growth, initial public offerings (IPO) and other financings, and general consulting and financial intermediation services. Thomson Associates has operated companies in diverse fields including information technology, manufacturing, hospitality, forest products, medical services, financial services, transportation and tier two automotive supplies, amongst others.

Mr. Thomson's current directorships are: Nasdaq - China Automotive Systems Inc. (Auto Parts), Maxus Technology Inc. (Technology Waste Recycling); TSX - Asia Media Group Ltd. chm. (Media), Score Media Inc. (formerly Headline Media Group Inc.) (Media), YTW Weslea Growth Capital Corporation (Capital Pool Company); Private - Corbett Waste Solutions Corporation (Barbados) (Waste Management Solutions), Electrical Contacts Ltd. (Electrical Contacts), Redpearl Funding Corporation (IT Financing), Wright Tech Systems Inc. (Waste Management Solutions), YTW Growth Capital Management Corporation (Vice Chairman); Not For Profit - World Education Services.

Mr. Thomson is a Chartered Accountant, holds a Bachelor of Commerce degree from Dalhousie University and is a member of the Institute of Corporate Directors.

(c) Family Relationships

Michele Whatmore, director and President of the Company, is the wife of Charles Whatmore, who was the Company's Executive Vice President of Business Development and member of the board of directors. Charles Whatmore resigned from the Company effective as of March 25, 2004. Except as disclosed herein, there are no family relationships among the Company's directors or officers.

(d) Disclosure re Audit Committee and Audit Committee Financial Expert

The Company does not have a standing audit committee. The entire board is currently performing the functions normally assigned to an audit committee. Director William Thomson has the attributes of an audit committee financial expert as set forth in Item 401(e)(2) of Regulation S-B.

(e) Changes to Security Holder Recommendation Procedures for Nominees to the Maxus' Board of Directors

The Company does not currently have a policy with regard to a process for communications by stockholders to directors or the consideration of any director candidates recommended by the stockholders.

(f) Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities ("10% Stockholders") to file with the Securities and Exchange Commission (the "SEC") reports of ownership on Form 3 and reports on changes in ownership on Form 4 or Form 5. Such executive officers, directors, and 10% Stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file. Maxus believes all reporting requirements under Section 16(a) for the fiscal year ended November 30, 2004 were met by its executive officers, Board members and greater than ten-percent stockholders.

(g) Code of Ethics and Complaint Procedures

The Company has not adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing a similar function with the Company. The Company has been focused on raising funds to continue the Company's operations, assimilating its new business operations, [and integrating a new management team]. The Company determined that in order to have a meaningful Code of Ethics it would be in the Company's best interest to take the time to carefully consider issues related to a Code of Ethics tailored to our Company prior to adoption of such a code. The Company intends to prepare a Code of Ethics and present it to its full Board of Directors during the current fiscal year. Upon adoption of its Code of Ethics, the Company will post the Code of Ethics on its Internet website at www.maxustech.com and disclose in our subsequently filed annual report the fact that such Code of Ethics has been posted on our website.

ITEM 10. EXECUTIVE COMPENSATION.

Executive Compensation and Related Information

The following table provides information concerning the compensation received for services rendered to our company in all capacities during the years ended November 30, 2004, 2003 and 2002 by each person who served as Chief Executive Officer during fiscal 2004 and by each of our other most highly compensated executive officers whose aggregate compensation exceeded $100,000 during fiscal 2004. This table is based on earned compensation. All option grants during the fiscal year were made under our 2004 Stock Plan.

                                                                                          Long-Term
                                                     Annual Compensation                 Compensation
                                          -----------------------------------------      ------------
                                                                       Other Annual       Securities
                                Fiscal                                 Compensation       Underlying        All Other
 Name and Principal Position     Year     Salary ($)        Bonus ($)      (1)            Options (#)     Compensation
-----------------------------------------------------------------------------------------------------------------------------
Patrick Mulvey(2)                2004           22,914         --           --                --                --
Chief Executive Officer          2003               --         --           --                --                --
                                 2002               --         --           --                --                --

David Smith (3)                  2004           96,667         --           --           225,000                --
Former Chief Executive           2003               --         --           --                --                --
Officer                          2002               --         --           --                --                --

Michele Whatmore                 2004           91,680         --           --           150,000                --
President                        2003           51,524         --           --                --                --
                                 2002           41,762         --           --                --                --

James S. Ross (4)                2004           64,176         --           --           150,000                --
Chief Financial Officer          2003           59,000         --           --                --                --
                                 2002           11,390         --           --                --                --

Gary Powers (5)                  2004           64,176         --           --           150,000                --
Former Chief Operating           2003           14,000         --           --                --                --
Officer                          2002               --         --           --                --                --

Charles Whatmore (6)             2004           53,480         --           --           150,000                --
Former Vice President,           2003           50,873         --           --                --                --
Business Development             2002           41,870         --           --                --                --

---------------

(1) Excludes certain perquisites and other amounts that, for any executive officer, in the aggregate did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for such executive officer.

(2) Commenced employment in October 2004 and thus compensation for fiscal year ended November 30, 2004 is only for a partial year; his base salary annualized is $150,000.

(3)   Employment terminated in September 2004.

(4) Mr. Ross' payments from the Company are made to his consulting company, JSR Capital Inc.

(5)   Employment terminated in March 2005.

(6)   Employment terminated in March 2005.

Option Grants in Last Fiscal Year

The following table shows all grants of stock options to the executive officers listed in the Summary Compensation Table during fiscal year ended November 30, 2004. These grants are options to purchase the common stock of the Company.

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                                                   Percent of Total
                                                    Options Granted
                            Number of               to Employees in
                            Securities                Year Ended       Exercise
                            Underlying               November 30,       or Base
Name                        Options Granted            2004 (1)        Price (2)     Expiration Date
-------------------------------------------------------------------------------------------------------
Patrick Mulvey                    --                       --            --                    --
David Smith                  225,000(3)                  12.78%        $1.09         December 2008
Michele Whatmore             150,000(4)                   8.52%         $.99         December 2008
James S. Ross                150,000(5)                   8.52%         $.99         December 2008
Gary Powers                  150,000(6)                   8.52%         $.99         December 2008
Charles Whatmore             150,000(7)                   8.52%         $.99         December 2008

------------------
(1) Based on an aggregate of 1,760,000 options granted by us in the year ended November 30, 2004 to our employees, employee directors and consultants, including the executive officers and highly compensated employees listed in the Summary Compensation Table.

(2) Options were granted at an exercise price equal to the fair market value on the date of grant as determined pursuant to the closing price of our common stock on the OTCBB on the trading day immediately preceding the date of grant.

(3) This option was granted on December 12, 2004 and vests as to one-fourth of the shares on December 12, 2005 and as to one-fourth of the balance of the shares at the end of each year thereafter, subject to the employee's continued employment with our company. Mr. Smith's employment with our company terminated on September 24, 2004 and his right to exercise options expired on October 25, 2004. Mr. Smith did not exercise any such options.

(4) This option was granted on December 12, 2004 and vests as to one-fourth of the shares on December 12, 2005 and as to one-fourth of the balance of the shares at the end of each year thereafter, subject to the employee's continued employment with our company.

(5) This option was granted on December 12, 2004 and vests as to one-fourth of the shares on December 12, 2005 and as to one-fourth of the balance of the shares at the end of each year thereafter, subject to the employee's continued employment with our company.

(6) This option was granted on December 12, 2004 and vests as to one-fourth of the shares on December 12, 2005 and as to one-fourth of the balance of the shares at the end of each year thereafter, subject to the employee's continued employment with our company. Mr. Powers' employment with our company terminated on March 23, 2005.

(7) This option was granted on December 12, 2004 and vests as to one-fourth of the shares on December 12, 2005 and as to one-fourth of the balance of the shares at the end of each year thereafter, subject to the employee's continued employment with our company. Mr. Whatmore's employment with our company terminated on March 25, 2005.

      The following table provides information concerning option exercises during fiscal 2004 and the exercisable and unexercisable options held as of November 30, 2004, by the executive officers and highly compensated employees listed in the Summary Compensation Table:

Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option
Values


                                                              Number of Securities          Value of Unexercised
                           Number of                         Underlying Unexercised        In-the-Money Options at
                           Share                              Options at 11/30/04               11/30/04 (1)
                           Acquired on                    ----------------------------   -----------------------------
Name                       Exercise       Value Realized   Exercisable   Unexercisable    Exercisable   Unexercisable
----------------------------------------------------------------------------------------------------------------------
Patrick Mulvey                    -                    -             -               -              -               -
David Smith                       -                    -             -               -              -               -
Michele Whatmore                  -                    -             -         150,000              -         112,500
James S. Ross                     -                    -             -         150,000              -         112,500
Gary Powers                       -                    -             -         150,000              -         112,500
Charles Whatmore                  -                    -             -         150,000              -         112,500

-----------------
(1) This number is calculated by subtracting the option price from the closing price of common stock as reported by the OTCBB on November 30, 2004 ($0.50) to get the "average value per option," and multiplying the average value per option by the number of exercisable and unexercisable options. The amounts in this column may not represent amounts actually realized by the executive officers listed in the Summary Compensation Table.

Compensation of Directors

The Company does not currently pay its directors a fee for attending scheduled and special meetings of the Board of Directors. The Company does not pay the expenses of its directors for attending board meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of March 30, 2005 by: (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) by each director, (iii) by each of our named executive officers and (iv) all directors and executive officers as a group. Except as otherwise indicated, the address for each person is 18300 Sutter Boulevard, Morgan Hill, CA 95037. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated in the footnotes to the table, and subject to community property laws, where applicable, the persons and entities identified in the table below have sole voting and investment power with respect to all shares beneficially owned. The number of shares of Common Stock outstanding used in calculating the percentage for each listed person includes shares of common stock underlying options or warrants held by such person that are exercisable within 60 calendar days of March 30, 2005 ("Vested Options"), but excludes shares of common stock underlying options or warrants held by any other person. Percentage of beneficial ownership is based on 22,790,850 shares of common stock outstanding as of March 30, 2005.


                                                                                          Beneficial Ownership (1)
                                                                                          ------------------------

                                                                                         Number of        Percentage
                Beneficial Owner Name                                                       Shares          Ownership
---------------------------------------------------------------------------------------------------------------------
Holders of 5% or More of Maxus Stock
Michele Whatmore (2).............................................................        5,837,204              25.6%
David Smith  (3).................................................................        4,203,360               5.3%
741257 Alberta Ltd.  (4).........................................................        1,911,568               8.3%

Directors and Officers
Patrick Mulvey, Director and Chief Executive Officer (5).........................
Michele Whatmore, Director and President  (2)....................................        5,837,204              25.6%
James S. Ross, Chief Financial Officer and Director  (6).........................          160,000              70.7%
William E. Thomson, Director  (7) ...............................................
Gary Powers, Former Chief Operating Officer  (8).................................          250,000               1.0%
Charles Whatmore, Former Vice President, Business Development  (9)...............        1,911,568               8.3%
All executive officers and directors as a group persons..........................        8,056,272              35.4%

------------------
* Represents beneficial ownership of less than 1% of the outstanding shares of common stock.

(1) Beneficial ownership is determined in accordance with the Rules of the SEC and generally includes voting and investment power with respect to securities. Beneficial ownership also includes shares subject to options currently exercisable within 60 days of this table.

(2) Address is 207 East Chestermere Drive, Chestermere, Alberta, T1X 1A2. 5,734,704 are shares held through her holding company 775464 Alberta Ltd. The rest are options exercisable in the next 60 days

(3)   Terminated employment in September of 2004.

(4)   Address is 52 Mount Selkirk Close SE, Calgary AB, T2Z 2R6. Owned by Rick
      Shrum

(5)   Address is 5249 Prosperity Lane San Diego, CA 92115

(6)   Address is 59 Woodacres Dr SW, Calgary, Alberta

(7)   Address is 390 Bay Street, Suite 1102, Toronto, ON M5H 2Y2

(8)   Terminated employment in March 2005.

(9) Terminated employment in March 2005 Address is 207 East Chestermere Drive, Chestermere Alberta, T1X 1A2. Shares owned through holding company 746459 Alberta Ltd.

Equity Compensation Plans

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of November 30, 2004.


                                         Number of                                  Number of securities
                                         securities to be      Weighted-average   remaining available for
                                         issued upon            exercise price     future issuance under
                                         exercise of            of outstanding      equity compensation
                                         outstanding               options,           plan (excluding
                                         options, warrants       warrants and     securities reflected in
         Plan                            and rights                 rights              column (a))
         ----------------------------------------------------------------------------------------------------
         Equity compensation plan              1,540,000                                  460,000
         approved by stockholders (1)

(1)   The referenced plan is our 2004 Stock Option Plan.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Since November 30, 2002, we have not been a party to any transaction or series of similar transactions in which the amount involved exceeds $60,000 and in which any director, executive officer, or holder of more than 5% of our common stock had or will have a direct or indirect material interest other than:

      o compensation arrangements which are described under the heading "Employment Contracts and Termination of Employment and Change in Control Arrangements" above;

      o advances to the Company from the following: (i) $45,840 from 741257 Ab Ltd., wholly owned by Rick Shrum, (ii) $50,143 from 775464 Ab Ltd., wholly owned by Michele Whatmore, (iii) $115,228 from 746459 Alberta Ltd, wholly owned by Charles Whatmore, and (iv) $22,000 from David Smith - former CEO ($22,000);

      o a Memorandum of Understanding between the Company and Charles Whatmore and Gary Powers, former officers of Maxus, entered into on March 24, 2005 to sell our MeWa equipment and technology to a joint venture to be operated by Messrs. Powers and Whatmore. Pursuant to the Memorandum of Understanding, Maxus will receive a minority interest in the joint venture and cash payments.

      o For the twelve-month period ended November 30, 2004, the following related parties made advances: 741257 Ab Ltd., wholly owned by Rick Shrum in the amount of $45,840, 775464 Ab Ltd., wholly owned by Michele Whatmore in the amount of $65,631, 746459 Alberta Ltd, wholly owned by Charles Whatmore in the amount of $115,228 and David Smith, our former Chief Executive Officer, in the amount of $22,000.

      o We have an operating line of credit of up to $506,000 with the Royal Bank of Canada, all of which is currently drawn down upon. We are currently in default under our credit facility with the Royal Bank of Canada and do not have the funds to pay down the current amount due. As such, the Royal bank of Canada could foreclose on all of our assets which could result in our being forced to cease operations. Under the terms of this facility, the Royal Bank of Canada will lend up to seventy five percent (75%) of our accounts receivable up to the limit. Interest on this facility is calculated at the prevailing bank prime rate (currently 4.25%) plus 1.0% on the average daily balance of the line of credit. The facility is secured by a general security agreement pursuant to which receivables, inventory, land and building and general assets are pledged as collateral and by personal guarantees of Michele Whatmore, our President and a member of our board of directors, Charles Whatmore, a former executive officer and former member of our board of directors, and Rick Shrum.

      o In July 2004 we entered into an agreement with a Korean company, UDT Korea Co Ltd and we purchased 75% of their shares. we have determined that the goodwill incurred in the purchase of UDT Korea should be considered impaired at this time. UDT has entered into term loans with three

            Korean Banks for approximately $306,671 at varying interest rates ranging from 7.5% to 8.56% per annum. UDT Korea owes approximately $306,371 to three banks under interest -Additionally, UDT's management estimates that UDT owes approximately $552,088 in short term obligations and current liabilities.

      Our Certificate of Incorporation and Bylaws provide that we shall indemnify our directors and officers to the fullest extent permitted by Delaware law. We have also entered into indemnification agreements with our officers and directors containing provisions that may require us, among other things, to indemnify our officers and directors against liabilities that may arise by virtue of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

ITEM 13. EXHIBITS.

      Statements filed as part of this Report:

      1.    Consolidated Financial Statements

            See "Index to Consolidated Financial Statements" on page __ of this Annual Report on Form 10-KSB.


      2.    Exhibits

            The following documents are filed as exhibits herewith, unless otherwise specified, and are incorporated into this Annual Report on Form 10-KSB by reference:

        Exhibit
         Number         Description of Exhibit
         ------         ----------------------

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

         3.2      Bylaws of the Registrant. (1)

         3.3 Certificate of Amendment to Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware.
                  (3)

         10.1 Stock Exchange Agreement dated July 22, 2004 by and between Registrant and Pyeng Jim Kim. (4)

         16.1     Letter of Williams & Webster, P.S., dated November 18, 2003.
                  (2)

         21.1     Subsidiaries of the Registrant.

         23.1     Consent of Independent Registered Public Accounting Firm.

         24.1     Power of Attorney is contained on the signature pages hereto.

         31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 as filed on March 17, 1999 with the Commission, which is incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K as filed on November 20, 2003 with the Commission, which is incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB as filed on April 14, 2004.

(4) Previously filed as an exhibit to the Company's Current Report on Form 8-K as filed on August 2, 2004 with the Commission, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table is a summary of the fees billed to us by Schwartz Levitsky Feldman LLP for professional services for the years ended November 30, 2004 and November 30, 2003:


                                                         2004           2003
                                                       -------        -------
Audit fees                                             $77,191        $25,350
Audit-related fees                                     $              $
Tax fees                                               $              $
All other fees
                                                       -------        -------

Total                                                  $77,191        $25,350

Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of our quarterly interim consolidated financial statements, as well as services that are normally provided by Schwartz Levitsky Feldman LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for acquisition-related work, registration statements, assistance in responding to SEC inquiries, audits required by statute in certain locations outside the US where the Company has operations, procedures performed in connection with restatement of the Company's historical financial statements, accounting consultations and acquisition required audits.

Tax Compliance Fees. Consists of fees billed for professional services including assistance regarding federal, state and international tax compliance and related services and professional services for tax advice and tax planning.

All Other Fees. Consists of fees billed for special investigation services requested by the Board of Directors concerning management and accounting practices.


Maxus does not have an audit committee. As such, before selecting and prior to determining to continue its engagement for 2005 with Schwartz Levitsky Feldman LLP, the Board of Directors carefully considered Schwartz Levitsky Feldman
LLP's qualifications as independent registered auditors. This included a review of the qualifications of the engagement team, the quality control procedures the firm has established, as well as its reputation for integrity and competence in the fields of accounting and auditing. The Board of Directors' review included inquiry concerning any litigation involving Schwartz Levitsky Feldman LLP and any proceeding by the SEC against the firm. In this respect, the Board of Directors has concluded that the ability of Schwartz Levitsky Feldman LLP to perform services for Maxus is in no way adversely affected by such litigation or investigation. The Board of Directors' review also included matters required to be considered under the Securities and Exchange Commission's rules on auditor independence, including the nature and extent of non-audit services, to ensure that the auditors' independence will not be impaired. The Board of Directors pre-approves all audit and non-audit services provided by Schwartz Levitsky Feldman LLP, or subsequently approves non-audit services in those circumstances where a subsequent approval is necessary and permissible. All of the services provided by Schwartz Levitsky Feldman LLP described under "Audit-Related Fees," "Tax Compliance Fees," "Tax Consulting Fees" and "All Other Fees" were pre-approved by the Board of Directors. The Board of Directors has determined that the provision of services by Schwartz Levitsky Feldman LLP other than for audit related services is compatible with maintaining the independence of Schwartz Levitsky Feldman LLP as our independent auditors.

[COMPLETE THIS SECTION]

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 5, 2005.

                                        MAXUS TECHNOLOGY CORPORATION


                                        By: /s/ PATRICK MULVEY
                                            -----------------------
                                            Patrick Mulvey
                                            Chief Executive Officer



                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Patrick Mulvey and James S. Ross, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by ours said attorney-in-fact and any and all amendments to this Annual Report on Form 10-KSB.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated.

               Signature                                    Title                            Date
               ---------                                    -----                            ----

    /s/ PATRICK MULVEY                       Chief Executive Officer                    April 5, 2005
-----------------------------                (Principal Executive Officer) and
    Patrick Mulvey                           Director


    /s/ JAMES S. ROSS                        Chief Financial Officer (Principal         April 5, 2005
-----------------------------                Financial and Accounting Officer)
    James S. Ross                            and Director


    /s/ MICHELE WHATMORE                                                                April 5, 2004
-----------------------------                President and Director
    Michele Whatmore


    /s/ WILLIAM E. THOMSON
-----------------------------                Director                                   April 5, 2004
    William E. Thompson

                          MAXUS TECHNOLOGY CORPORATION
                        (Formerly Medinex Systems, Inc.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                           NOVEMBER 30, 2004 AND 2003

      Together With Report of Independent Registered Public Accounting Firm

                        (Amounts expressed in US Dollars)

                          MAXUS TECHNOLOGY CORPORATION
                        (Formerly Medinex Systems, Inc.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF NOVEMBER 30, 2004 AND 2003

      Together With Report of Independent Registered Public Accounting Firm

                        (Amounts expressed in US Dollars)


                                TABLE OF CONTENTS


Report of Independent Registered Public Accounting Firm                      1

Consolidated Balance Sheets as of November 30, 2004 and 2003             2 - 3

Consolidated Statements of Operations for the years ended
    November 30, 2004 and 2003                                               4

Consolidated Statements of Cash Flows for the years
    ended November 30, 2004 and 2003                                         5

Consolidated Statements of Changes in Stockholders' Deficiency
    for the years ended November 30, 2004 and 2003                           6

Notes to Consolidated Financial Statements                              7 - 26

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
TORONTO, MONTREAL, OTTAWA


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Maxus Technology Corporation
(Formerly Medinex Systems, Inc.)


We have audited the consolidated balance sheets of Maxus Technology Corporation (Formerly Medinex Systems, Inc.) (incorporated in Delaware) as of November 30, 2004 and 2003 and the consolidated statements of operations, cash flows and changes in stockholders' deficiency for each of the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Included in the consolidated financial statements, are certain current liabilities to third parties amounting to $605,293 payable by the Corporation's 75% owned subsidiary, UDT Korea Co., Ltd., located in Ansan-city, South Korea. As described in note 2 to the consolidated financial statements, we were unable to confirm these liabilities as of November 30, 2004. Furthermore, we have not been able to satisfy ourselves whether there are additional material unrecorded liabilities of UDT Korea Co., Ltd. at that date which have not been recorded due to the above.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to confirm the amount recorded on account of these liabilities, as described in the preceding paragraph, at November 30, 2004 and had we been able to satisfy ourselves that there are no material unrecorded liabilities, these consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of November 30, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Corporation has suffered significant losses from operations and has recurring negative working capital that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to those matters is also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 "SCHWARTZ LEVITSKY FELDMAN LLP"
Toronto, Ontario, Canada                         Chartered Accountants
March 18, 2005


                    1167 Caledonia Road
                    Toronto, Ontario M6A 2X1
                    Fax:  416 785 5663
                    Tel:  416 785 5353

Maxus Technology Corporation
(Formerly Medinex Systems, Inc.)
Consolidated Balance Sheets
As of November 30, 2004 and 2003
(Amounts expressed in US Dollars)
                                                            2004          2003

                                                              $             $
                                     ASSETS
       CURRENT ASSETS

           Cash                                             54,023       116,759
           Marketable and other securities                   1,697           970
           Accounts receivable (note 5)                    564,623       420,477
           Income tax recoverable                           36,598        17,959
           Inventory (note 6)                              118,408        74,703
           Prepaid expenses                                 47,102        12,078
                                                            ------        ------

                                                           822,451       642,946


       LOAN RECEIVABLE (note 7)                              8,661        10,744


       PROPERTY, PLANT AND EQUIPMENT (note 8)            1,464,326     1,025,674
                                                         ---------     ---------



                                                         2,295,438     1,679,364
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



       APPROVED ON BEHALF OF THE BOARD

                                            Director
       -------------------------------------

                                            Director
       -------------------------------------

Maxus Technology Corporation
(Formerly Medinex Systems, Inc.)
Consolidated Balance Sheets
As of November 30, 2004 and 2003
(Amounts expressed in US Dollars)
                                                           2004          2003

                                                             $             $
                                   LIABILITIES
CURRENT LIABILITIES

    Bank indebtedness (note 9)                            924,359       450,312
    Accounts payable and accrued liabilities (note 10)  1,786,987       377,118
    Short Term Notes (Note 11)                            791,841
    Current portion of long-term debt                     199,367       138,850
                                                        ---------     ---------


                                                        3,702,554       966,280

CONVERTIBLE PROMISSORY NOTE (note 12)                     350,500            --

LONG-TERM DEBT (note 13)                                  518,590       637,465

DUE TO RELATED PARTIES (note 14)                        1,158,195       728,439
                                                        ---------     ---------

                                                        5,729,839     2,332,184
                                                        ---------     ---------


CONTINGENCIES AND COMMITMENTS (note 19 and 20)

                     STOCKHOLDERS' DEFICIENCY

CAPITAL STOCK (note 15)                                   227,907       213,609

ADDITIONAL PAID-IN-CAPITAL                              1,859,700       117,545

ACCUMULATED OTHER COMPREHENSIVE LOSS                      (68,191)      (96,552)

DEFICIT                                                (5,453,817)     (887,422)
                                                        ---------     ---------

                                                       (3,434,401)     (652,820)
                                                        ---------     ---------

                                                        2,295,438     1,679,364
                                                        =========     =========


The accompanying notes are an integral part of these consolidated financial statements.

Maxus Technology Corporation
(Formerly Medinex Systems, Inc.)
Consolidated Statement of Operations For The Years Ended
November 30, 2004 and 2003
(Amounts expressed in US Dollars)
                                                           2004          2003

                                                             $             $

SALES                                                  6,189,119      3,583,124

    Cost of sales                                      3,806,100      2,329,501
                                                      ----------       --------

GROSS PROFIT                                           2,383,019      1,253,623
                                                      ----------       --------

OPERATING EXPENSES

    General and administrative expenses                4,742,729      1,829,142
    Impairment of Goodwill                             1,435,138             --
    Stock-based compensation                             381,603             --
    Long-term debt interest                              117,447         69,240
    Amortization                                         276,504        168,314
                                                      ----------       --------
                                                       6,953,421      2,066,696
                                                      ----------       --------
LOSS FROM OPERATIONS                                  (4,570,402)      (813,073)
                                                      ----------       --------


OTHER INCOME

    Other income                                           3,670          7,527
    Interest income                                          337            364
                                                      ----------       --------
                                                           4,007          7,891
                                                      ----------       --------


LOSS BEFORE INCOME TAXES AND MINORITY INTEREST        (4,566,395)      (805,182)

    Income taxes (note 17)                                    --             --
    Minority Interest                                     80,840             --
                                                      ----------       --------

NET LOSS                                              (4,485,555)      (805,182)
                                                      ==========       ========

Net loss per share, basic and diluted                      (0.20)         (0.04)
                                                      ==========       ========

Weighted average common shares outstanding            22,177,371     20,932,143
                                                      ==========       ========

      The accompanying notes are an integral part of these consolidated financial statements.

Maxus Technology Corporation
(Formerly Medinex Systems, Inc.)
Consolidated Statement of Cash Flows For The Years Ended
November 30, 2004 and 2003
(Amounts expressed in US Dollars)
                                                           2004          2003
                                                             $             $
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                           (4,485,555)     (805,182)
    Adjustments for items not affecting cash
         Amortization                                     276,504       168,314
         Impairment of goodwill                         1,435,138            --
         Stock-based compensation                         381,603            --
         Minority Interest                                (80,840)           --
         (Increase) decrease in accounts receivable       (78,189)       78,781
         (Increase) decrease in inventory                  (6,327)      (57,706)
         (Increase) decrease in prepaid expenses          150,926        10,201
         Increase (decrease) in accounts payable and
             accrued liabilities                          942,108        78,653
         Increase (decrease) in income taxes payable      (16,722)        8,616
                                                       ----------      --------

    Net cash used in operating activities              (1,481,354)     (518,323)
                                                       ----------      --------

CASH FLOWS FROM INVESTING ACTIVITIES

    Acquisitions of property and equipment               (533,448)     (362,605)
    Increase (decrease in investments)                      6,439            --
                                                       ----------      --------

    Net cash used in investing activities                (527,009)     (362,605)
                                                       ----------      --------
CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from issuance of capital stock               324,850       331,091
    Proceeds from related parties                         252,338        98,745
    Proceeds from (repayments of) long-term debt         (119,959)      225,702
    Proceeds from short term notes                        791,841            --
    Proceeds from Convertible Promissory Note             350,500            --
    Increase in bank indebtedness                         124,450       311,808
    Decrease (Increase) in loan receivable                  2,003        (9,819)
                                                       ----------      --------
    Net cash provided by financing activities           1,726,023       957,527
                                                       ----------      --------
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES          219,604        (7,257)
                                                       ----------      --------
NET INCREASE (DECREASE) IN CASH                           (62,736)       69,342

    Cash, beginning of year                               116,759        47,417
                                                       ----------      --------
CASH, END OF YEAR                                          54,023       116,759
                                                       ==========      ========
INCOME TAXES PAID                                              --        15,990
                                                       ==========      ========
INTEREST PAID                                             117,447        69,240
                                                       ==========      ========

      The accompanying notes are an integral part of these consolidated financial statements.

Maxus Technology Corporation
(Formerly Medinex Systems, Inc.)
Consolidated Statements of Changes in Stockholders Deficiency
For The Years Ended November 30, 2004 and 2003
(Amounts expressed in US Dollars)

                                                     Common              Additional                                 Accumulated
                                                      Stock     Common      Paid-In    Retained                        Other
                                                  Number of      Stock      Capital    Earnings    Comprehensive    Comprehensive
                                                     Shares     Amount   (Discount)    (Deficit)       Loss             Loss
                                                 ----------    -------   ----------   ----------   -------------   --------------
                                                                   $          $           $                 $            $
Balance as of November 30, 2002                         100         63                   (82,240)                     (10,846)
    Issuance of shares                            5,442,160    228,891
    Recapitalization pursuant to reverse
        acquisition                              15,761,393    (16,917)     16,917            --            --           --
    Shares issued pursuant to private
        placement                                   157,230      1,572     100,628            --            --           --
    Foreign currency translation                         --         --          --            --       (85,706)     (85,706)
    Net loss for the year                                --         --          --      (805,182)     (805,182)          --
                                                 ----------    -------   ----------   ----------   -------------   --------------

Balance as of November 30, 2003                  21,360,883    213,609     117,545      (887,422)     (890,888)     (96,552)

    Issuance of shares for cash                     429,767      4,298     320,552            --            --           --

    Issuance of shares pursuant to                1,000,000     10,000   1,040,000            --            --           --
    Purchase of UDT Korea

    Stock-based compensation                                               381,603            --            --           --

    Minority Interest                                    --         --          --       (80,840            --           --

    Foreign currency translation                         --         --          --            --        28,361       28,361

    Net Loss for the year                                --         --          --    (4,485,555)   (4,485,555)          --
                                                 ----------    -------   ----------   ----------   -------------   --------------

    Balance as of November 30, 2004              22,790,650    227,907   1,859,700    (5,453,817)   (4,457,194)     (68,191)
                                                 ==========    =======   =========    ==========    ============   ==============

                          The accompanying notes are an
           integral part of these consolidated financial statements.

Maxus Technology Corporation
(Formerly Medinex Systems, Inc.)
Notes to Consolidated Financial Statements
November 30, 2004 and 2003
(Amounts expressed in US Dollars)


1. GOING CONCERN AND BACKGROUND INFORMATION

      a)    Background information

            Maxus Technology Corporation or "Maxus" or the "Corporation" (formerly Medinex Systems Inc. ), a public company, was incorporated in the State of Delaware in 1997. On November 27, 2002, Medinex filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Idaho. The Court entered an Order Confirming the Debtor's Plan ("Reorganization Plan") on March 6, 2003. Pursuant to the Reorganization Plan, the Bankruptcy Court approved and designated a Phase One sale and a Phase Two sale. Both Phase I and Phase II sales were completed on March 26, 2003, and March 27, 2003, respectively.

            901133 Alberta Ltd. ("901133") was incorporated on October 12, 2000 under the provisions of the Business Corporations Act of the Province of Alberta, Canada and is principally engaged in distributing new and used telecommunications equipment and recycling electronic waste through its operating subsidiaries.

            On November 14, 2003, Maxus and two of its subsidiaries entered into a Securities Exchange Agreement with 901133. In exchange for the acquisition of 100% interest in 901133, the shareholders of 901133 were issued a total of 15,000,000 common shares of which 4,732,160 shares were issued by Maxus (Nova Scotia) Company and 10,267,840 shares of common stock (exchangeable shares) were issued by Maxus Holdings, Inc. The exchangeable shares are immediately exchangeable at the option of the holder at any time, for shares of Maxus on a one for one basis. Following the share exchange, the former shareholders of 901133 held 70.74% of the shares of common stock of Maxus. Consequently, even though Maxus is the legal acquirer, this transaction is treated as an acquisition of Maxus by 901133.

            Concurrently with this transaction, Maxus changed its year-end to coincide with those of its subsidiaries. On March 24, 2004, the Corporation changed it's name to Maxus Technology Corporation

      b)    Going concern


            Certain principal conditions and events are prevalent which indicate that there could be substantial doubt about the company's ability to continue as a going concern for a reasonable period of time. These include:

            i.    Recurring operating losses
            ii.   Stockholders' deficiency
            iii.  Working capital deficiency
            iv    Breach of financial covenants (note 9)

Maxus Technology Corporation
(Formerly Medinex Systems, Inc.)
Notes to Consolidated Financial Statements
November 30, 2004 and 2003
(Amounts expressed in US Dollars)

1.    GOING CONCERN AND BACKGROUND INFORMATION (cont'd)

      Management has initiated certain plans, which it believes will mitigate and alleviate these adverse conditions and events including:

            i.    Expansion of the recycling business
            ii.   Implementation of cost-cutting measures
            iii.  Selling building and recycling equipment (note 21)
            iv.   Divestment of non producing assets
            v. Reached agreement with a financial institution on financing (note 21)


2.    RISK OF DOING BUSINESS IN KOREA

      On July 1, 2004, Maxus acquired a 75% interest in UDT Korea Co. Ltd in Ansan, South Korea. In common with certain other Asian countries, the economic environment in South Korea continues to be volatile. In addition, the Korean government and the private sector continue to implement structural reforms to historical business practices including corporate governance and the recording of transactions in their accounting systems. The accompanying financial statements reflect management's assessments of the impact of the economic environment on the financial position and the results of operations of the Company. Due to potential lack of control over the Company's recording system certain liabilities have been estimated by management and others potentially not recorded at all. Thus, actual results could differ materially from management's current evaluation.

      Management has accrued its best estimates of these liabilities in the amount of $605,293 under current liabilities in the consolidated financial statements; based on historical experience, best knowledge of current events and of the operations of the Company. As these estimates are based on the aforementioned matters, they may be incomplete and uncertain. Therefore consequently, any changes or omission could materially impact the consolidated financial statements.


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a)    Basis of Consolidated Financial Statements

            The consolidated financial statements as of November 30, 2004 include the accounts of Maxus Technology Corporation and its wholly-owned subsidiaries: 901133 Alberta Ltd., Maxus Technology Inc., Triple-Too Communications Inc., Maxus Technology S DE RL DE CV, Maxus Mexicana S.A. de C.V and Servicios Maxustech S.A. de C.V, Maxus Holdings, Inc., Maxus Technology, Inc. and Maxus (Nova Scotia) Company. The consolidated financial statements also consolidate, with minority interest, the Corporation's 75% investment in UDT Korea Co, Ltd

            All material inter-company accounts and transaction have been eliminated.

      b)    Cash

            Cash includes cash on hand, amounts from and to banks, and any other highly liquid investments purchased with a maturity of three months or less. The carrying amount approximates fair value because of the short maturity of those instruments.

Maxus Technology Corporation
(Formerly Medinex Systems, Inc.)
Notes to Consolidated Financial Statements
November 30, 2004 and 2003
(Amounts expressed in US Dollars)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      c)    Marketable and other securities

            Marketable and other securities consist principally of an investment in a publicly traded corporation. Investments are classified as held-to-maturity, trading or available-for-sale at the time of purchase. At November 30, 2004 and 2003, all of the Corporation's investment in marketable securities were classified as available-for-sale and were carried at fair market value, which approximated cost. Fair market value is based on quoted market prices on the last day of the year. The cost of the security is based upon the specific identification method.

      d)    Fair Value of Financial Instruments

            The carrying amount of the Corporation's marketable securities, account and other receivables and account and other payables approximates fair value because of the short maturity of these instruments.

      e)    Inventory

            Inventory is recorded at the lower of cost and fair market value. Cost is determined on the first-in first-out basis and consists of various telecommunications equipment and scrap components.

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

Maxus Technology Corporation
(Formerly Medinex Systems, Inc.)
Notes to Consolidated Financial Statements
November 30, 2004 and 2003
(Amounts expressed in US Dollars)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      g)    Property, Plant and Equipment (cont'd)

            Leasehold improvements straight-line over term of lease

            Amortization for property, plant and equipment acquired during the year is recorded at one-half of the indicated rates, which approximates when they were put into use.

      h)    Goodwill

            Goodwill represents the excess of the purchase price over the fair value of the underlying net identifiable assets arising on acquisition. Goodwill is evaluated for impairment at least on an annual basis or when impairment indicators are present. An impairment write-down to fair value would occur if discounted cash flows from the underlying assets net of the fair value of the long-lived assets was less than the carrying amount of the goodwill. Management has determined that goodwill was impaired at year end and has recorded an impairment loss of $1,435,138

      (i)   Income Taxes

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


      j)    Foreign Currency Translation

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

Maxus Technology Corporation
(Formerly Medinex Systems, Inc.)
Notes to Consolidated Financial Statements
November 30, 2004 and 2003
(Amounts expressed in US Dollars)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      k)    Revenue Recognition

            The Corporation generates sales through four significant revenue streams:

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

            iv)   Recycling

                  These sales involve dismantling of electronic eWaste including computers, telephones, cell phones, printers, and photocopiers. Revenue is generated from circuit board teardown, re-sales of metals, sales of parts and certified destruction.

      l)    Comprehensive Income

            The Corporation has adopted SFAS No. 130 Reporting Comprehensive Income. This standard requires companies to disclose comprehensive income in their financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders' equity, such as foreign currency translation adjustments.

      m)    Long-Lived Assets

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

Maxus Technology Corporation
(Formerly Medinex Systems, Inc.)
Notes to Consolidated Financial Statements
November 30, 2004 and 2003
(Amounts expressed in US Dollars)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      n)    Use of Estimates

            The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become known. Changes in these estimates could materially impact the consolidated financial statements (see Note 2)

      o)    Concentrations of Credit Risks

            The Corporation's receivables are unsecured and are generally due in 30 Days. Currently, the Corporation's customers are primarily local, national and international telecommunications companies. The Corporation's receivables do not represent significant concentrations of credit risk as at November 30, 2004, due to the wide variety of customers, markets and geographic areas to which the Corporation's products are sold.

      p)    Earnings or Loss Per Share

            The Corporation has adopted FAS No. 128, "Earnings per Share", which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings
            (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

      q)    Stock Based Compensation

            The Company has adopted SFAS 123 in respect of stock based compensation. This statement requires that a fair value based method of accounting be applied to all stock based payments to non-employees and to direct awards of stock to employees. The standard requires the recognition of a compensation expense for grants of stock, stock options, and other equity instruments to employees based on the estimated fair value of the instruments at the grant date.

      r)    Recent Pronouncements

            SFAS No. 149 - Amendment of statement 133 on derivative instruments and hedging activities. This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB 133 accounting for derivative instruments and hedging activities.

Maxus Technology Corporation
(Formerly Medinex Systems, Inc.)
Notes to Consolidated Financial Statements
November 30, 2004 and 2003
(Amounts expressed in US Dollars)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      r)    Recent Pronouncements (cont'd)

            SFAS No. 150- Accounting for certain financial instruments with characteristics of both liabilities and equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

            SFAS No. 151 - "Inventory Costs, an Amendment of ARB No. 43, Chapter 4." SFAS No. 151 retains the general principle of ARB No. 43, Chapter 4, "Inventory Pricing," that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses. Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity. The guidance in SAFS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

            SFAS 123 (Revised) - "Share Based Payment," which will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123 (Revised) eliminates the use of APB Opinion No. 25. SFAS No. 123 (Revised) is effective for the first interim or annual reporting period that begins after December 15, 2005. Early adoption for interim or annual periods for which financial statements or interim reports have not been issued is encouraged.

            SFAS 152 - In December 2004, the FASB issued SFAS No. 152 "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" ("SFAS 152"). This statement amends FASB Statement No. 66 "Accounting for Sales of Real Estate" to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2 "Accounting for Real Estate Time-Sharing Transactions" ("SOP 04-2"). SFAS 152 also amends FASB Statement No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects" to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2. The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 2005.

            SFAS 153 - In December 2004, the FASB issued SFAS No. 153 "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005. Maxus Technology Corporation (Formerly Medinex Systems, Inc.) Notes to Consolidated Financial Statements November 30, 2004 and 2003 (Amounts expressed in US Dollars)

Maxus Technology Corporation
(Formerly Medinex Systems, Inc.)
Notes to Consolidated Financial Statements
November 30, 2004 and 2003
(Amounts expressed in US Dollars)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      r)    Recent Pronouncements (cont'd)

            The Corporation believes that the above standards do not have a material impact on its financial position, results of operations or cash flows.

4.    ACQUISTION

      Purchase of UDT Korea Co., Ltd.

      The Corporation acquired 75% of the common shares of UDT Korea Ltd ("UDT"), of Seoul, South Korea effective July 1, 2004. The terms are as follows:

      (i) The Corporation acquired 75% of the outstanding shares of UDT in exchange for paying the shareholders owning 75% of UDT at the closing date, a total consideration of 1,000,000 common shares of the Corporation.

      (ii) Further, the Corporation was to issue 200,000 options to acquire common shares of the Corporation at the market price on the day of closing to the key principals and employees of UDT in amounts to be determined, however this was never consummated.

      (iii) In addition, up to 100,000 performance shares could be issued to the President of UDT based on the financial performance of UDT in 2004. Twenty Thousand common shares in the Corporation will be issued for every $100,000 in Net Profit generated by UDT up to 100,000 shares. Since UDT Korea was not profitable no shares were issued.

5.    ACCOUNTS RECEIVABLE
                                                           2004          2003

                                                             $             $

Accounts receivable                                    1,745,913         420,477
Less:  Allowance for doubtful accounts                 1,181,290              --
                                                       ---------         -------

                                                         564,623         420,477
                                                       =========         =======



            The Corporation carries accounts receivable at the amounts it deems to be collectible. Accordingly, the Corporation provides allowances for accounts receivable it deems to be uncollectible based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that becomes uncollectible could differ from that estimated.

Maxus Technology Corporation
(Formerly Medinex Systems, Inc.)
Notes to Consolidated Financial Statements
November 30, 2004 and 2003
(Amounts expressed in US Dollars


6.    INVENTORY

                                                             2004          2003

                                                             $             $

Inventory is comprised of the following:

Scrap materials                                             16,581        37,021
Finished goods                                             101,827        37,682
                                                           -------        ------
                                                           118,408        74,703
                                                           =======        ======


7.    LOAN RECEIVABLE

      The loan receivable from an unrelated party is non-interest bearing, unsecured and without specified terms of repayment and not expected to be paid before December 1, 2005.


8.    PROPERTY, PLANT AND EQUIPMENT, NET 2004 2003

                                                           2004          2003

                                                             $             $

Automobiles                                              155,912         121,851
Building                                                 482,457         440,454
Utility building                                         192,913         176,118
Computer hardware                                         41,496          34,024
Computer hardware under capital lease                     52,892          32,580
Computer software                                        321,136         206,303
Equipment, Furniture and fixtures                        953,576         300,093
Leasehold improvements                                     2,277           2,078
Land                                                      42,158          38,488
                                                       ---------       ---------
COST                                                   2,244,817       1,351,989
                                                       ---------       ---------

Maxus Technology Corporation
(Formerly Medinex Systems, Inc.)
Notes to Consolidated Financial Statements
November 30, 2004 and 2003
(Amounts expressed in US Dollars


8.    PROPERTY, PLANT AND EQUIPMENT, NET (cont'd)


                                                           2004          2003

                                                             $             $
Less: Accumulated amortization

      Automobiles                                          100,286        61,414
      Building                                              29,637        17,970
      Utility building                                      24,613        14,049
      Computer hardware                                     26,805        19,551
      Computer hardware under capital lease                 17,297         5,230
      Computer software                                    273,556       105,455
      Equipment, furniture and fixtures                    307,614       102,439
      Leasehold improvements                                   683           207
                                                         ---------     ---------
     ACCUMULATED AMORTIZATION                              780,491       326,315
                                                         ---------     ---------
     NET                                                 1,464,326     1,025,674
                                                         =========     =========


9.    BANK INDEBTEDNESS

      The Corporation has entered into a financing arrangement with the Royal Bank of Canada ("the bank") for which a General Security Agreement and guarantees and postponements of claims from related parties have been provided. All amounts outstanding under this facility are due on demand and include the following:

      Variable rate term loan of up to $143,328 Canadian ($120,000 U.S.), bear interest at the bank's prime rate plus 3.0%;

      Demand operating line of credit of $600,000 Canadian ($506,000 U.S.), bear interest at the U.S. business rate plus 1.0%;

      As at November 30, 2004, the Corporation did not meet the financial covenants under its arrangement with the bank. As a result the loan has been classified as current.

      The Corporation, through the UDT subsidiary, has entered into financing arrangements with three Korean Banks at varying interest rates ranging from 7.5% to 8.56% per annum. These loans are small business loans renewed on a yearly basis and are presently current.

Maxus Technology Corporation
(Formerly Medinex Systems, Inc.)
Notes to Consolidated Financial Statements
November 30, 2004 and 2003
(Amounts expressed in US Dollars)


10.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts payable and accrued liabilities are comprised of the following:

                                                    2004                  2003

                                                      $                     $

Trade payable                                      1,638,006             336,960
Accrued liabilities                                  148,981              40,158
                                                   ---------             -------
                                                   1,786,987             377,118
                                                   =========             =======


11.   SHORT TERM NOTES

      The short-term notes are unsecured and are payable to certain third party individuals and bear interest at 7% to 9% per annum and have payment schedules beginning in April of 2005 ending in December 2005. Interest expense for the year amounted to $19,833.

12.   CONVERTIBLE PROMISSORY NOTE

      The convertible promissory note is payable to a shareholder, and is for an amount of up to US $500,000 and bears interest at 6% per annum, compounded annually. The note is due and payable on December 31, 2006. At the option of the company, the unpaid principal amount of the note, including all accrued and unpaid interest, during the period commencing 30 days prior to December 31, 2006, can be converted into common stock based on the closing price on the date of conversion. Interest expense for the year amounted to $7,132.


13.   LONG-TERM DEBT 2004 2003

                                                          2004            2003

                                                           $                $

      a)    Long-term debt consist of the following:

            Business Development Bank of
            Canada mortgage, interest at bank prime
            plus 0.75% per annum with monthly
            payments of $2,100 and final payment of
            $2,400 plus interest, due March 15,
            2018, secured by first mortgage on the
            land and buildings in Rimbey, Alberta.
            Also secured by a General Security
            Agreement provided by the Corporation
            providing first security interest in all
            present and after acquired personal
            property
                                                        372,648          365,699

Maxus Technology Corporation
(Formerly Medinex Systems, Inc.)
Notes to Consolidated Financial Statements
November 30, 2004 and 2003
 (Amounts expressed in US Dollars)

13.   LONG-TERM DEBT (cont'd)

      a)    (cont'd)

            Business Development Bank of Canada
            loan, interest at bank prime plus
            1.75% per annum with monthly payments
            of $3,200 plus interest, until March
            15, 2008, secured by a General
            Security Agreement provided by the
            Corporation providing a security
            interest in all present and
            after-acquired personal property,
            subject only to existing personal
            property registrations and with a
            first specific charge on the equipment
            being purchased with this financing         141,653          168,116

            Business Development Bank of Canada
            loan, interest at bank prime plus
            1.75% per annum, monthly payments of
            $600 plus interest, until September
            15, 2008, secured by joint and several
            guarantee of two directors                   32,580           37,503

            General Motors Acceptance Corporation
            Conditional Sales Contract, interest
            at 11.0% per annum, monthly payments
            of principal and interest of $400
            until September 6, 2005. The
            automobile financed by this loan is
            held as security for the loan                 5,530            9,610

            Royal Bank of Canada loan, interest at
            bank prime plus 1.0% per annum,
            monthly payments of principal and
            interest of $4,900 until August 2006,
            secured by a General Security
            Agreement provided by the corporation
                                                         95,012          137,732

            Royal Bank of Canada capital lease,
            interest at varying amounts ranging
            from 8.51% to 9.475% per annum,
            monthly payments of principal and
            interest of $1,531until November 30,
            2007 secured by specific charge on the
            computer hardware under capital lease
                                                         46,419           32,579

Maxus Technology Corporation
(Formerly Medinex Systems, Inc.)
Notes to Consolidated Financial Statements
November 30, 2004 and 2003
(Amounts expressed in US Dollars)

13. LONG-TERM DEBT (cont'd)

            HSBC Bank Canada High Performance Auto
            Loan, interest at 6.95% per annum,
            monthly payments of principal and
            interest totaling $400, until October
            29, 2007 with $9,000 remaining unpaid.
            The automobile financed by this loan
            is held as security for the loan
                                                         24,115           25,076
                                                       --------       ----------
                                                        717,957          776,315
                                                       --------       ----------
            Less: Royal Bank of Canada loan (see
            below)                                       95,012               --

            Less: Current portion                       104,355          138,850
                                                       --------       ----------
                                                        199,367               --
                                                       --------       ----------
                                                        518,590          637,465
                                                       ========       ==========


            The Royal Bank of Canada loan has been classified as a current liability due to the breach of financial covenants as disclosed in note 9.

      b) The estimated scheduled principal repayments on long-term debts in each of the next five fiscal years are as follows:

            2005                                                         159,329
            2006                                                         139,849
            2007                                                         108,666
            2008                                                          49,174
            2009                                                          27,926
            2010 and thereafter                                          233,013
                                                                        --------
                                                                        $717,957
                                                                        ========


      c)    Interest expense related to long-term debt was $117,212 ($69,240 in
            2003).

14.   DUE TO RELATED PARTIES

      The amounts due to related corporations are non-interest bearing, have no specific repayment terms and are not expected to be repaid prior to December 1, 2005. The fair value of the loan has been estimated by discounting future cash flows using an estimated rate of 6% per annum. The fair value of the loans have been estimated at $1,093,000

Maxus Technology Corporation
(Formerly Medinex Systems, Inc.)
Notes to Consolidated Financial Statements
November 30, 2004 and 2003
(Amounts expressed in US Dollars)

15.   CAPITAL STOCK

      a)    Authorized

                     10,000   Preferred shares, $0.01 par value
                100,000,000   Common shares, $0.01 par value

      b)    Issued                                      2004        2003

                                                          $           $

            22,790,650 Common shares
            (21,360,883 in 2003)                       227,907     213,609
                                                       =======     =======

      c)    Changes to Issued Share Capital

            Transactions prior to reverse acquisition
            -----------------------------------------

            i. During the period from December 1, 2002 to November 13, 2003 the Corporation issued 5,442,160 shares of Common Stock for net proceeds of $228,891

            Transaction pursuant to reverse acquisition
            -------------------------------------------

            ii. On November 14, 2003, the Corporation issued 15,000,000 common shares, which includes 10,267,840 exchangeable shares of Maxus Holdings, Inc., in exchange for 100% interest in 901133 Alberta Ltd.


            Transactions subsequent to reverse acquisition
            ----------------------------------------------

            iii. On November 25, 2003, the Corporation entered into a private placement agreement whereby 456,997 common shares would be issued at a price of $0.65 each. As at November 30, 2003 157,230 shares of common stock had been issued pursuant to the private placement.

            iv. In January 2004, the Corporation completed the private placement described in (iii) above

            v. In February, 2004, the Corporation entered into a private placement agreement whereby 130,000 common shares were issued at a price of $1.00 each.

            vi. On July 1, 2004, the Corporation issued 1,000,000 common shares pursuant to the acquisition of UDT as described in Note 4.

Maxus Technology Corporation
(Formerly Medinex Systems, Inc.)
Notes to Consolidated Financial Statements
November 30, 2004 and 2003
(Amounts expressed in US Dollars

15.   CAPITAL STOCK (cont'd)

      d)    Stock Option Plans

            On March 24, 2004, a stock option plan (the "plan") was approved at the Corporation's annual general meeting pursuant to which 2,000,000 shares of Common Stock were reserved for issuance. Options may be granted to full-time employees, directors and advisors of the Corporation and its subsidiaries. The following stock options were granted in 2004.

                                      Option                  Fair Value  Risk      Expected    Expected     Expected
        Date            Quantity      Price     Expiry                    Free      Life        Volatility   Dividends
                                                                          Rate

                                                December,
        March, 2004     1,254,000     $0.99     2008          $568,786    1.17%     5 years     52%          NIL


        March, 2004        60,000     $1.20     February,     $37,323     1.17%     5 years     61%          NIL
                                                2009

        March, 2004       225,000     $1.19     December,     $90,641     1.17%     5 years     52%          NIL
                                                2008
        July 2004
                          235,000     $1.20     July, 2009    $107,714    1.17%     5 years     42%          NIL
                        ---------     -----     ----------    --------    ----      -------    ---           ---

                        1,774,000                             $804,464
                        =========                             ========



            All the options to date vest over 5 years. Fair Value was calculated using the Black-Scholes Option Pricing Model. Compensation expense of $381,603 has been recorded in the current year based on the graded vesting method

Maxus Technology Corporation
(Formerly Medinex Systems, Inc.)
Notes to Consolidated Financial Statements
November 30, 2004 and 2003
(Amounts expressed in US Dollars)

15.   CAPITAL STOCK (cont'd)

      (d)   Stock Option Plans (cont'd)

            The following summarizes options outstanding as of November 30:



                                               2004                             2003
                                               Weighted Average                 Weighted Average
                                    Number     Exercise Price     Number        Exercise Price
Outstanding, beginning of year                 $                                $

Granted                           1,774,000                1.05        --                     --
Expired
Exercised
Forfeited                          (234,000)              .0.99        --                     --
Cancelled
                                 ==========    ================   =======       ================
Outstanding, end of year          1,540,000    $           1.06        --       $             --
                                 ==========    ================   =======       ================
Exercisable, end of year                 --    $             --        --       $             --
                                 ==========    ================   =======       ================



16.   COMPREHENSIVE LOSS

      The components of comprehensive loss are as follows:

                                                          2004           2003

                                                            $              $

Net loss                                               (4,485,555)     (805,182)
Foreign currency translation                               28,361       (85,706)
                                                       ----------      --------

COMPREHENSIVE LOSS                                     (4,457,194)     (890,888)
                                                       ==========      ========


      The accumulated other comprehensive loss of the Corporation consists solely of foreign exchange translation adjustments.

Maxus Technology Corporation
(Formerly Medinex Systems, Inc.)
Notes to Consolidated Financial Statements
November 30, 2004 and 2003
(Amounts expressed in US Dollars)

17.   INCOME TAXES 2004 2003

                                                          2004           2003

                                                            $              $
     a)    Current                                          --
                                                       ==========      ========

      b) The estimated tax effect of significant temporary differences representing deferred tax assets is as follows:

                                                        2004                2003

                                                          $                   $
             Deferred tax assets:

                Operating loss carryforwards          1,350,000         370,000
                Valuation allowance                  (1,350,000)       (370,000)
                                                     ----------        --------
             Net deferred tax assets                         --              --
                                                     ==========        ========



18.   RELATED PARTY TRANSACTIONS

      Amount due from or payable to companies and related parties which are related through common ownership are as follows:
                                                          2004           2003

                                                            $              $

      Balances, end of the year:

      Due to related parties                          1,158,195          728,439

      These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed upon between the Corporation and the related parties.


19.   CONTINGENCY

      On September 10, 2003, the Corporation received a statement of claim for a breach of contract on delivering more goods than required and by failing to supply a key component of the goods required under contract in the amount of $422,000. Management believes that the claim is without merit and accordingly has made no provision in the accounts or in these financial statements with respect to this matter.

Maxus Technology Corporation
(Formerly Medinex Systems, Inc.)
Notes to Consolidated Financial Statements
November 30, 2004 and 2003
(Amounts expressed in US Dollars)

20.   COMMITMENTS

      a) Minimum payments under operating leases for premises amount to approximately $66,500 per annum, exclusive of insurance and other occupancy charges. The future minimum lease payments are as follows:

            Payable during the following periods:

Within one year                                                         $100,098
Over one year but not exceeding two years                                 75,525
Over two years but not exceeding three years                              80,560
Over three years but not exceeding four years                             80,560
Over four years but not exceeding five years                              13,428
Over five years
                                                                        --------

                                                                        $350,171
                                                                        ========


      b) During the fourth quarter of 2004 the Corporation has executed agreements with two consultants whereby it is obligated to issue 41,670 common shares within six months of signing and another 50,000 common shares within twelve months of signing

21.   SUBSEQUENT EVENTS

      a) In March of 2005 Maxus Technology Inc. accepted an offer from a 3rd party purchaser to sell its' building in Rimbey for $583,333. The transaction is expected to close in April 2005

      b) In March 2005 the Corporation reached a tentative agreement to sell its' MeWa recycling equipment to a joint venture for cash and a minority interest in the venture which will recycle electronics.

      c) In March 2005 the Corporation also entered into a financing agreement with a financial institution to finance $2 million under a convertible debenture. An agreement with the same financial institution to advance up to $10 million under a Standby Equity Distribution Agreement was also entered into.

      d) During March of 2005, $212,500 was advanced under the Convertible Promissory Note

Maxus Technology Corporation
(Formerly Medinex Systems, Inc.)
Notes to Consolidated Financial Statements
November 30, 2004 and 2003
 (Amounts expressed in US Dollars)


22.   SEGMENTED INFORMATION

      The Corporation has adopted FAS No. 131 - "Disclosures About Segments of Enterprise and Related Information".

      The Corporation operates under four significant business units: Broker Sales, Equipment Resales, Consignment Sales and Recycling sales.

      a)    The breakdown of sales by business unit is as follows:

                                                       2004              2003

                                                        $                  $

Broker sales                                        1,709,260         1,576,575
Equipment resales                                   1,986,086           537,469
Consignment sales                                     662,970           465,806
Recycling (Other Sales)                             1,830,803         1,003,274
                                                    ---------         ---------
                                                    6,189,119         3,583,124
                                                    =========         =========


      b)    The breakdown of sales by geographic area is as follows:

United States of America                            4,782,898         2,400,693
Canada                                                940,923           859,950
Other                                                 465,378           322,481
                                                    ---------         ---------
                                                    6,189,199         3,583,124
                                                    =========         =========


      c)    The breakdown of net loss by geographic area is as follows:

      The Corporation's accounting records provide partial information on net loss by geographic area. Below is fair representation of loss by geographic area in the opinion of management.

                                                        2004            2003

                                                         $                $

United States of America                           (1,200,285)         (539,472)
Canada                                             (3,158,518)         (193,244)
Other                                                (126,752)          (72,466)
                                                    ---------         ---------
                                                   (4,485,555)         (805,182)
                                                    =========         =========

Maxus Technology Corporation
(Formerly Medinex Systems, Inc.)
Notes to Consolidated Financial Statements
November 30, 2004 and 2003
(Amounts expressed in US Dollars)

22.   SEGMENTED INFORMATION (cont'd)

      d)    The breakdown of assets by geographical area is as follow

                                                        2004                2003

                                                          $                   $

United States of America                               174,186                --
Canada                                               1,813,786         1,679,364
Mexico                                                 226,094                --
Other                                                   81,372                --
                                                     ---------         ---------
                                                     2,295,438         1,679,364
                                                     =========         =========




      e)    Sales to major customers are as follows:
                                                         2004           2003
                                                      ----------     ----------


Sales                                                 $2,032,164     $  917,267
                                                      ----------     ----------

     % of total sales                                         33%            26%
                                                      ----------     ----------
     Amounts included in accounts receivable          $   86,224     $    3,690
                                                      ----------     ----------

      f)    Purchases from major suppliers are as follows:

                                                          2004             2003
                                                      ----------     ----------

Purchases                                             $1,114,496     $  411,332
                                                      ----------     ----------
% of total purchases                                          29%            18%
                                                      ----------     ----------
Amounts included in accounts payable                  $  289,057     $       --
                                                      ----------     ----------